Form 10-Q
period 1996-03-31
AIRCRAFT INCOME PARTNERS L P
filed 1996-05-15
CIK 826156

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number 0-17785

                          AIRCRAFT INCOME PARTNERS L.P.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                                  13-3430508
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   411 West Putnam Avenue, Greenwich, CT 06830
                    (Address of principal executive offices)

                                 (203) 862-7000
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    [ X ]          No [   ]

================================================================================

                         AIRCRAFT INCOME PARTNERS, L. P.

                           FORM 10-Q - MARCH 31, 1996


                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - March 31, 1996 and December 31, 1995


       STATEMENTS OF OPERATIONS - For the three months ended
             March 31, 1996 and 1995


       STATEMENT OF PARTNERS' EQUITY - For the three months ended
             March 31, 1996


       STATEMENTS OF CASH FLOWS - For the three months ended
             March 31, 1996 and 1995


       NOTES TO FINANCIAL STATEMENTS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          AIRCRAFT INCOME PARTNERS L.P.

                                 BALANCE SHEETS

                                                               March 31,           December 31,
                                                                 1996                  1995
                                                              ------------         ------------
ASSETS

  Leased aircraft, net of accumulated depreciation of
    $81,081,419 and $78,518,396 and allowance for
    equipment impairment of $32,225,000 ..............        $ 39,305,884         $ 41,868,907
  Cash and cash equivalents ..........................           7,166,701            7,448,455
  Accounts receivable ................................           1,189,571            1,388,026
  Deferred rents and modifications advances receivable             548,628              641,745
  Restricted cash - security deposits ................             464,443              458,683
  Deferred costs .....................................             320,136              352,226
  Prepaid expenses ...................................              78,390               90,628
  Other receivables ..................................              98,841              116,952
                                                              ------------         ------------

                                                              $ 49,172,594         $ 52,365,622
                                                              ============         ============
LIABILITIES AND PARTNERS' EQUITY

Liabilities
  Distributions payable ..............................        $  3,000,706         $  3,429,378
  Maintenance reserves ...............................           2,081,338            1,922,478
  Security deposits payable ..........................             464,443              458,683
  Deferred income ....................................             179,216              179,216
  Management fee payable .............................             120,000              137,000
  Deferred costs payable .............................              77,820              121,930
  Accounts payable and accrued expenses ..............              69,813               82,100
                                                              ------------         ------------

    Total liabilities ................................           5,993,336            6,330,785
                                                              ------------         ------------

Commitments and contingencies

Partners' equity
    Limited partners' equity (385,805 units
      issued and outstanding) ........................          58,142,627           60,712,648
    General partners' deficit ........................         (14,963,369)         (14,677,811)
                                                              ------------         ------------

    Total partners' equity ...........................          43,179,258           46,034,837
                                                              ------------         ------------

                                                              $ 49,172,594         $ 52,365,622
                                                              ============         ============

See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                            STATEMENTS OF OPERATIONS

                                                                   For the three months ended
                                                                            March 31,
                                                                  -------------------------------
                                                                      1996               1995
                                                                  -----------         -----------
Revenues
  Rental .................................................        $ 2,879,560         $ 2,950,780
  Interest ...............................................            100,822              89,332
  Other (expense) income .................................             (4,447)             16,050
                                                                  -----------         -----------

                                                                    2,975,935           3,056,162
                                                                  -----------         -----------

Costs and expenses
  Depreciation ...........................................          2,563,023           2,788,666
  Management fee .........................................            120,000             120,000
  General and administrative .............................             69,302              89,441
  Provision for bad debt .................................             66,133                  --
  Operating ..............................................             11,096             168,457
  Interest expense .......................................              1,254               4,794
                                                                  -----------         -----------

                                                                    2,830,808           3,171,358
                                                                  -----------         -----------

Net income (loss) ........................................        $   145,127         $  (115,196)
                                                                  -----------         -----------

Net income (loss) attributable to
  Limited partners .......................................        $   130,614         $  (103,676)
  General partners .......................................             14,513             (11,520)
                                                                  -----------         -----------

                                                                  $   145,127         $  (115,196)
                                                                  ===========         ===========
Net income (loss) per unit of limited partnership interest
  (385,805 units outstanding) ............................        $      0.34         $     (0.27)
                                                                  ===========         ===========

See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                          STATEMENT OF PARTNERS' EQUITY

                                                    Limited        General           Total
                                                   Partners'      Partners'        Partners'
                                                    Equity         Deficit          Equity
                                                 ------------    ------------    ------------
Balance, January 1, 1996 .....................   $ 60,712,648    $(14,677,811)   $ 46,034,837

Net income for the three months
    ended March 31, 1996 .....................        130,614          14,513         145,127

Distributions to partners for the three months
     ended March 31, 1996 ($7 per limited
     partnership unit) .......................     (2,700,635)       (300,071)     (3,000,706)
                                                 ------------    ------------    ------------

Balance, March 31, 1996 ......................    $58,142,627    $(14,963,369)   $ 43,179,258
                                                 ============    ============    ============



See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                            STATEMENTS OF CASH FLOWS

                                                              For the three months ended
                                                                      March 31,
                                                              --------------------------
                                                                  1996           1995
                                                              -----------    -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income (loss) ....................................   $   145,127    $  (115,196)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities
            Depreciation ..................................     2,563,023      2,788,666
            Provision for bad debt ........................        66,133           --
     Changes in assets and liabilities
        Deferred rents and modification advances receivable        93,117        408,888
        Accounts receivable ...............................       132,322         63,915
        Deferred costs ....................................        32,090         32,091
        Restricted cash - security deposits ...............        (5,760)        (5,792)
        Security deposits payable .........................         5,760          5,792
        Other receivables .................................        18,111          3,084
        Prepaid expenses ..................................        12,238          5,291
        Maintenance reserves ..............................       158,860        219,131
        Accounts payable and accrued expenses .............       (12,287)        35,705
        Management fee payable ............................       (17,000)          --
                                                              -----------    -----------

               Net cash provided by operating activities ..     3,191,734      3,441,575
                                                              -----------    -----------

Cash flows from investing activities
     Additions and modifications to leased aircraft, net ..       (44,110)       (40,570)
                                                              -----------    -----------

Cash flows from financing activities
     Distributions to partners ............................    (3,429,378)    (3,000,706)
                                                              -----------    -----------

Net (decrease) increase in cash and cash equivalents ......      (281,754)       400,299

Cash and cash equivalents, beginning of period ............     7,448,455      6,350,177
                                                              -----------    -----------

Cash and cash equivalents, end of period ..................   $ 7,166,701    $ 6,750,476
                                                              ===========    ===========

Supplemental disclosure of cash flow information
     Interest paid ........................................   $     1,254    $     4,794
                                                              ===========    ===========

See notes to financial statements.

                         AIRCRAFT INCOME PARTNERS L. P.

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Aircraft Income Partners L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leased aircraft

         The cost of leased aircraft represents the initial cost of the aircraft to the Partnership plus miscellaneous acquisition and closing costs and is carried at the lower of depreciated cost or net realizable value.

         Depreciation is computed using the straight-line method, over the estimated useful lives of such aircraft (15 years for McDonnell Douglas DC9-32 aircraft, 12 to 12.5 years for Boeing 737-200 Advanced aircraft, Boeing 727-200 Advanced aircraft and McDonnell Douglas DC9-51 aircraft). The Partnership capitalizes major additions to its aircraft and depreciates such capital improvements over the remaining estimated useful life of the aircraft.

         When  aircraft  is  sold  or  otherwise   disposed  of,  the  cost  and
         accumulated depreciation (and any related allowance for equipment impairment) are removed from the accounts and any gain or loss on such sale or disposal is reflected in operations. Normal maintenance and repairs are charged to operations as incurred. The Partnership provides allowances for equipment impairment based upon a quarterly review of all aircraft in its portfolio, when management believes that, based upon market analysis, appraisal reports and leases currently in place with respect to specific aircraft, the investment in such aircraft may not be recoverable.

         Maintenance reserves

         Maintenance reserves represent cash received in accordance with the terms of the leases of certain aircraft, which has been set aside for certain required repairs or scheduled maintenance on the aircraft.

         Deferred costs

         Deferred costs represent amounts paid, directly or through rent credits, based upon the terms of certain leases, for maintenance which enhances the marketability of such aircraft. Deferred costs are amortized over the terms of a remarketed lease.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The general partner of the Partnership, Integrated Aircraft Fund Management Corp. ("IAFM"), is a wholly owned subsidiary of Presidio Capital Corp. ("Presidio"). Other limited partnerships and similar investment programs have been formed by affiliates of IAFM to acquire equipment and, accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of IAFM have also engaged in businesses related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its indirect ownership of all of the shares of IAFM. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio Management is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of IAFM. In March 1996, Presidio Management assigned its agreement for the day-to-day management of Presidio to Wexford Management LLC ("Wexford").

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         In March 1995, Presidio elected new directors for IAFM. Wexford Management Corp., formerly Concurrency Management Corp., provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford. During the three months ended March 31, 1996, reimbursable expenses to Wexford by the Partnership amounted to $10,500.

         IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. For the three months ended March 31, 1996 and 1995, IAFM received or accrued distributions totaling $300,071.

         In June 1992, IAFM assumed responsibilities to provide certain management services previously provided by Citicorp Aircraft Management Inc. ("CAMI"). IAFM has also retained the aviation consulting firm of Simat, Helliesen & Eichner, Inc. ("SH&E") to provide consulting services with respect to the Partnership. Services to be provided by SH&E include advice as to commercial aviation market conditions, long-term marketing and financial strategies, as well as technical and financial advice on the sale or re-lease of the Partnership's aircraft.

         IAFM has also entered into an agreement with Aviation Capital Group ("ACG"), an entity comprised primarily of former management of IAFM, pursuant to which ACG will perform remarketing services with respect to the sale or re-lease of certain of the Partnership's aircraft. ACG has previously performed certain administrative services for IAFM.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         All costs associated with the retention of SH&E and ACG (other than normal competitive aircraft sales commissions, if any) will be paid by IAFM.

         As compensation for the foregoing services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM earned management fees of $120,000 for the three months ended March 31, 1996 and 1995.

         Upon ultimate liquidation of the Partnership, IAFM may be required to remit to the Partnership certain payments representing capital account deficit restoration based upon a formula provided within the Limited Partnership Agreement. Such restoration amount may be less than the recorded IAFM's deficit, which could result in distributions to the limited partners of less than their recorded equity.

         In April 1995, IAFM and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership. Substantially all costs associated with the retention of Fieldstone will be paid by IAFM.

4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to Limited Partners and the General Partner of $2,700,635 ($7.00 per unit) and $300,071, respectively, at March 31,
         1996, were paid in May 1996.

5        COMMITIMENTS AND CONTINGENCIES

         a.    Hawaiian Airlines, Inc.

         On September 21, 1993, Hawaiian Airlines, Inc. ("Hawaiian"), the lessee of a McDonnell Douglas Model DC9-51 aircraft (the "Hawaiian Aircraft"), filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the United States Bankruptcy Code. On August 30, 1994 the United States Bankruptcy Court entered an order confirming Hawaiian's plan of reorganization. On September 12, 1994 (the "Effective Date"), Hawaiian's plan of reorganization became effective.

         In September 1994, the Partnership entered into a new lease (the "New Lease") with Hawaiian which commenced on the Effective Date. The New Lease provided for monthly rentals of $60,000, payable on a weekly basis, which step up to $65,000 per month effective August 1, 1995 through November 1999. To date, Hawaiian has continued to make its scheduled weekly payments.

         The Partnership and Hawaiian had entered into an agreement to settle both the Partnership's proof of claim and its administrative claim filed in the Hawaiian bankruptcy case with respect to the Hawaiian Aircraft. Hawaiian has since settled such claims through the issuance of Hawaiian Class A Common stock to the Partnership (Note 6).

         a.    Hawaiian Airlines, Inc. (continued)

         The net carrying value (after providing for the allowances for equipment impairment aggregating $2,425,000) of the Hawaiian Aircraft was approximately $2,884,000 at March 31, 1996.

         b.    Continental Airlines, Inc.

         The Partnership originally owned three McDonnell Douglas Model DC9-32 aircraft and three Boeing Model 727-100 aircraft (collectively, the "Continental Aircraft") which were leased to Continental Airlines, Inc. ("Continental") for terms originally scheduled to expire in November 1993. On December 3, 1990, Continental Airlines Holdings, Inc. and its subsidiary companies, including Continental, filed a petition for reorganization under the United States Bankruptcy Code. In April 1993, Continental's plan of reorganization was confirmed by the Bankruptcy Court.

         In October 1991, the Partnership and Continental restructured the leases of the three McDonnell Douglas Model DC9-32 aircraft (the "Continental Restructured Leases"), under which the leases were extended to December 1, 1997. Pursuant to the restructuring, rents accrued at a rate of $76,500 per aircraft per month effective September 1, 1990 for 13 months, with simple interest accruing at a rate of 12% per annum (the "Continental Deferred Rents"), and were to be repaid over a 36 month period commencing July 1, 1992. The accrual of such interest is included in other revenue on the statements of operations and the related receivable is included in deferred rents and modification advances receivable on the balance sheets.

         The Continental Restructured Leases provide for monthly rental payments of $64,500 per aircraft per month to December 1, 1997. Additionally, either Continental or the Partnership may fund certain improvements and modifications to such Continental Aircraft, however, if such amounts are funded by Continental, the Partnership will allow Continental a rental credit with simple interest accruing at a rate of 12% per annum.

         Continental is obligated to repay the aggregate rental credits taken, as well as any modifications funded by the Partnership, over the remaining term of the Continental Restructured Leases accruing interest at a rate of 12% per annum. To date, such credits and Partnership fundings have aggregated approximately $762,400 and the remaining amounts to be recovered are included in deferred rents and modification advances receivable on the balance sheets.

         In October 1992, the Partnership and Continental entered into an agreement to defer rentals due under the Continental Restructured Leases for a three month period beginning January 1, 1993 (the "Second Continental Rent Deferral"). Pursuant to the terms of the Second Continental Rent Deferral, the deferred rents (aggregating $580,500), plus interest accruing at a rate equal to 8.64% per annum, were to be repaid over a 42 month period commencing October 1, 1993.

         b.    Continental Airlines, Inc. (continued)

         In November 1991, Continental disaffirmed the leases of the three Boeing 727-100 aircraft, which had been out of service since 1991. Due to the condition and the related market for such aircraft, the Partnership provided aggregate allowances for equipment impairment of approximately $6,483,000. During 1993, the Partnership sold all three Boeing 727-100 aircraft. The Partnership retains its rights pursuant to a proof of claim and an administrative claim filed in the Continental Bankruptcy case with respect to such aircraft. The amount of recovery under such claims, if any, is impossible to predict at this time.

         c.    Continental Air Micronesia

         On January 20, 1993, the Partnership leased a Boeing 727-200 Advanced aircraft to Continental for a term of approximately 71 months to be used by Continental Air Micronesia (the "Air Mike Lease"). The Air Mike Lease provides for a monthly base rent of $76,750, subject to adjustments for rental credits relating to initial modifications (including Traffic Collision Avoidance Systems, windshear detection, upgrade avionics and auxiliary fuel tank) aggregating approximately $794,000, of which approximately $300,000 has been contributed in cash and the balance will be contributed in the form of rental credits provided to Continental. Continental will be allowed to take such rental credits ($13,741 per month through May 1996) such that they will recoup their aggregate cost of the initial modifications over a 36 month period with interest at 9.31% per annum. Further, the Partnership has agreed to provide up to $813,500 of financing for certain new image modifications through credits ("Lessor Financing") against base rental payments due from Continental. Continental will then repay any Lessor Financing credits through monthly installments which will be amortized at the rate of 9.31% per annum over the then remaining lease term. Through March 31, 1996, the Partnership had provided financing of approximately $755,000. Such amounts, net of amounts repaid, are included within deferred costs on the balance sheets.

         d.    Ladeco S.A.

         During 1993, the Partnership consummated two leases with Ladeco S.A. ("Ladeco"), each for a Boeing 737-200 Advanced aircraft for terms of 48 and 60 months. Both leases provide for, among other things, monthly rentals of $47,500 each, plus certain maintenance reserves for engines and landing gear, based upon the number of hours flown. As of March 31, 1996, such maintenance reserves aggregated approximately $1,563,000. At lease inception of both aircraft, Ladeco paid a security deposit of $125,000 per aircraft. Pursuant to the terms of the above mentioned leases, the Partnership removed the two aircraft from the United States Federal Aviation Administration ("FAA") Registry and caused the aircraft to be re-registered under Chilean Registry. The Partnership may be obligated to contribute in the form of rental credits, to the completion of certain airworthiness directives and FAA regulations based on certain thresholds. The amount of such obligation, if any, is undeterminable at this time.

         e.    Aloha Airlines, Inc.

         In December 1993, Aloha Airlines, Inc. ("Aloha"), the lessee of a Boeing 737-200 Advanced aircraft (the "Aloha Aircraft"), and the Partnership agreed to amend the terms of its lease which was originally scheduled to terminate on September 1, 1994. Pursuant to the lease amendment, Aloha agreed to extend the term of the lease to February 1, 1996, providing for rentals of approximately 66% of the original lease rate plus maintenance reserves, both payable quarterly in arrears. As of March 31, 1996, the balance for such maintenance reserves is approximately $400,000. The Aloha Aircraft is subject to a tax benefit transfer lease ("TBT Lease") under which Allied Signal, the TBT Lessor, retains the federal income tax benefits that normally accrue under ownership of the aircraft other than lease rentals. There are approximately five years remaining on the TBT Lease.

         Prior to the expiration of the Aloha lease on February 1, 1996, the Partnership and Aloha agreed to a three month lease extension with rent based on $300 per flight hour. The Partnership and Aloha recently agreed on a further short-term lease extension, to October 15, 1996, on the same terms.

         f.    American Trans Air, Inc.

         In October 1994, USAir, Inc. ("USAir"), the lessee of two Boeing 727-200 Advanced aircraft (the "USAir Aircraft"), notified the Partnership of its intention to terminate the leases relating to such aircraft effective December 31, 1994. In light of USAir's intention to terminate its leases, the Partnership entered into lease negotiations with American Trans Air ("ATA") in an effort to remarket the USAir Aircraft to ATA. To meet certain ATA fleet scheduling needs, USAir agreed, pursuant to an early termination agreement, to return one aircraft in November 1994 and the second aircraft in December 1994. The Partnership consummated the lease of one of the USAir Aircraft to ATA in November 1994 and the lease of the second USAir Aircraft in December 1994 (collectively the "ATA Leases"). Each of the ATA Leases, with an initial term of approximately 39 months ("Basic Term"), provides for monthly rentals of $59,000. The Partnership has contributed in the form of cash or rental credits during early 1995, $75,000 per aircraft towards bridging "C" check inspections. In addition, if the transition to ATA's maintenance program requires that both USAir Aircraft undergo heavy maintenance checks during the Basic Term, an additional $150,000 per aircraft will be contributed by the Partnership towards the completion of such work.

         Additionally, during the Basic Term, ATA may request that the Partnership retrofit the USAir Aircraft to comply with the Stage III noise emission standards pursuant to FAR Part 36 of the Federal Aviation Registry Act. In the event that the Partnership consents to the retrofitting of the USAir Aircraft, ATA will perform such work (the "Improvements") as may be required to bring such aircraft into compliance with such standards. Upon completion of the Improvements and the return of the USAir Aircraft to revenue service, the Partnership will reimburse ATA for the cost of the Improvements. In consideration for the Partnership's consenting to the Improvements, the ATA Leases will be extended for a term of five years from the date such aircraft are returned to service. During this five year period, the monthly

         f.    American Trans Air, Inc. (continued)

         rentals shall be increased by an amount reflecting the enhanced value of the USAir Aircraft including the Improvements. In addition, at lease inception, ATA paid security deposits of $59,000 per aircraft.

         In May 1996, ATA exercised its renewal option for the lease of a Boeing 727-200 Advanced aircraft which the Partnership has an undivided 47.92231% joint venture interest, originally scheduled to expire in November 1996, for an additional two years at the same lease rate.

         g.    Southwest Airlines Co.

         In July 1994, Southwest Airlines Co. ("Southwest") agreed to extend the lease of another Boeing 737-200 Advanced aircraft, originally scheduled to terminate in November 1994, for an additional one year period. During the extension period, the lease provided for reduced rentals equal to approximately 29% of the original lease rate.

         In July 1995, Southwest agreed to a second lease extension on the lease scheduled to terminate in November 1995, for an additional two year period. During the second lease extension, the lease provides for increased rentals of approximately 125% of the prior lease rate.

         h.    Complaints

         In December 1993, a class action complaint was filed by Carla Wright, Plato Kinias, Gertrude E. Boland and Hilda Duarte purportedly on behalf of the limited partners of the Partnership (the "Plaintiffs") in the Supreme Court of the State of New York, County of New York (the "New York Action"). This action was substantially identical to a class action filed by certain of the same plaintiffs in March 1993, in the District of Columbia Superior Court, which action was dismissed in October 1993. The New York Action also named as defendants the Partnership, IAFM, Dean Witter Reynolds, Inc., Integrated Resources Marketing, Inc., Integrated Resources Equity Corporation and CAMI. The complaint alleged, among other things, that the offering material used in connection with the Partnership's 1988 public offering of limited partnership units contained false and misleading representations constituting common law fraud, breach of fiduciary duty and negligence on the part of the defendants. The complaint sought rescission of the plaintiffs' investment in the Partnership plus rescissionary and compensatory damages, plus interest and punitive damages.

         On February 8, 1994, the Partnership filed a motion to dismiss the New York Action. In response to such motion, the Plaintiffs filed an Amended Complaint which, among other things, removed the Partnership and CAMI as defendants. Subsequent to the filing of the Amended Complaint, the defendants filed a motion to dismiss.

         In October 1995, the New York Action was dismissed in its entirety without leave to replead. Plaintiffs filed a Notice of Appeal of that decision on or about January 26, 1996. However, the Partnership has informed Plaintiffs that their Notice is untimely, and will be moving to strike the Notice of Appeal on those grounds. As IAFM was named as a defendant, subject to the provisions of the Limited Partnership
         Agreement, it may seek indemnification from the Partnership for any liability or expense incurred by it in connection with the New York Action.

6        MARKETABLE SECURITIES

         In June 1995, the Partnership received approximately 227,000 shares of Class A Common stock in the reorganized Hawaiian Airlines, Inc. in consideration of its general unsecured claims filed against Hawaiian. During 1995, the Partnership sold all shares for net proceeds aggregating $1,045,941.

7        MANAGEMENT FEE PAYABLE

         The amount due to IAFM of $120,000 and $137,000 at March 31, 1996 and December 31, 1995, respectively, represents Partnership management fees.

8        AIRCRAFT SALE

         In March 1996, the Partnership reached an agreement in principle with Southwest which provided for the sale of a Boeing 737-200 leased to Southwest through May 1996, and early termination of such lease. The sale was consummated on April 15, 1996, and the Partnership received sales proceeds, exclusive of associated sales commission and other related closing costs, of approximately $6,871,000. It is anticipated that a substantial portion of the net proceeds from the sale will be distributed to partners in August 1996. The Southwest aircraft was originally purchased by the Partnership for approximately $12,804,377 inclusive of associated acquisition costs in July 1988. As of April 15, 1996 the net carrying value of the aircraft was approximately $3,216,000 (net of allowance for equipment impairment of $2,300,000) when sold.

ITEM 2 - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership declared a cash distribution of $7.00 per unit of limited partnership interest ("Unit") for the quarter ended March 31, 1996, which represented an annualized cash distribution rate of 5.6% (based on initial offering price of $500 per Unit) as compared to a cash distribution of $7.00 per Unit with respect to the quarter ended March 31, 1995. The Partnership generated cash from operations (before rent credits) of approximately $2,989,000 for the three months ended March 31, 1996 (the "1996 Period") or approximately $6.97 per Unit, as compared to $3,179,000 for the three months ended March 31, 1995 (the "1995 Period") or approximately $7.42 per Unit.

         During the 1996 Period, the Partnership increased its gross aggregate cash reserves, inclusive of collected maintenance reserves and original working capital (1% of original offering proceeds), by an aggregate of approximately $102,000, from approximately $4,296,000 at December 31, 1995 to approximately $4,398,000 at March 31, 1996. The aggregate cash reserves were comprised of approximately $388,000, which represented undistributed cash from operations and cash from sales, as well as original working capital of $1,929,000 (1% of original offering
         proceeds)  and  approximately   $2,081,000  of  collected   maintenance
         reserves.

         During the first quarter of 1995, the Partnership provided ATA with $150,000 of aggregate rent credits representing the Partnerships' obligation to contribute $75,000 per aircraft towards bridging "C" check inspections with respect to the USAir Aircraft leased to ATA during the 1994 Period. Further, if the transition to ATA's maintenance program requires that the aircraft undergo heavy maintenance checks during the lease term, the Partnership will contribute an additional $150,000 per aircraft towards the completion of such heavy maintenance checks. Additionally, during the Basic Terms, ATA may request that the Partnership retrofit the aircraft to comply with the Stage III noise emission standards pursuant to FAR Part 36. In the event that the Partnership consents to retrofitting the aircraft, ATA will make Improvements as may be required to bring the aircraft into compliance with such standards. Upon completion of the Improvements, the Partnership will reimburse ATA for the cost of the Improvements. In consideration for the Partnership's consenting to the Improvements, the ATA leases will be extended for a term of five years from the date the aircraft are returned to service. During this five year period, the lease rentals will be increased by an amount reflecting the enhanced value of the aircraft including the Improvements.

         As the Partnership's aircraft come off-lease (two of which are scheduled to come off-lease in 1996), it may be necessary for the Partnership to use a portion of its operating reserves and/or its anticipated future cash flow, which would otherwise be available for distribution, to upgrade or enhance these aircraft or related engines if the Partnership determines that such expenditures are in its best interests in order to maximize remarketing value. The Partnership is currently evaluating strategies, including potential engine upgrades for certain aircraft, to increase marketability and is reviewing its possible future obligations to pay for bridging costs in order to facilitate such remarketing. Furthermore, because of market conditions, the Partnership may be required to bear some of the related costs of compliance with recent mandatory federal regulations covering maintenance and upgrading of aging aircraft. The Partnership's ability to make distributions may be impacted by its obligation to pay such costs.

         The Partnership has encountered severe competition in attempting to re-lease its aircraft as they have come off-lease due to a surplus in the market of narrow-body aircraft similar to the types owned by the Partnership. The substantial costs required to maintain and bring used aircraft into compliance with FAA noise and maintenance requirements adopted since 1990 are the primary factors which have adversely affected the narrow body aircraft market. In addition, the Partnership will also have to compete with newer, more fuel efficient aircraft which comply with recently adopted FAA noise requirements. The Partnership also believes that as a result of the factors listed above there has been a significant decline in the re-sale value of narrow-body aircraft similar to the types owned by the Partnership.

         Although the Partnership believes that its anticipated gross cash flow during the remainder of 1996 will be less than previous gross cash flow generated (approximately 71% of the 1995 cash flow based upon gross firm term leases plus the net amounts due under notes issued by Continental Airlines, Inc. ("Continental") as repayment for deferred rent and modification advances), the anticipated cash flow for the remainder of 1996 and the foreseeable future should be sufficient to pay its operating expenses and make distributions.

         Of the 18 aircraft originally purchased by the Partnership, at March 31, 1996, the Partnership had an interest in 14 of the aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft, as well as the Southwest Aircraft sold in April 1996) which had an original cost of approximately $152,613,000 (net book value of approximately $39,306,000). During the remainder of 1996, excluding rents from renewals and sales, the Partnership anticipates receiving approximately $6,892,000 of rentals on non-cancelable leases (inclusive of amounts which may be set-off by lessees against basic rent as reimbursement for certain modifications required under the applicable leases). After deducting operating expenses, the foregoing aggregate rentals are not sufficient to maintain previous distribution levels.

         Of the remaining 14 aircraft, three aircraft which generate aggregate gross rental revenues of approximately $4,461,000 per year are scheduled to come off-lease or be sold during 1996. The Partnership's remaining aircraft are leased pursuant to leases which expire in 1997 (5 aircraft), 1998 (5 aircraft) and 1999 (the Hawaiian Aircraft).

         In March 1996, the Partnership reached an agreement in principle with Southwest Airlines, Inc. ("Southwest") which provides for the sale of a Boeing 737-200 Aircraft leased to Southwest through May 1996, and the early termination of such lease. Pursuant to the terms of the sale, the Partnership has received aggregate proceeds of approximately $6,871,000, exclusive of an associated aircraft sales commission and other related closing costs. The sale was consummated on April 15, 1996. It is anticipated the Partnership will distribute a substantial portion of the net proceeds from the sale of the Southwest Aircraft to partners in August 1996.

         Inflation has not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from this factor. The prior softness in the aircraft industry and resulting declines in the value of the types of aircraft owned by the Partnership have resulted in the Partnership providing allowances for equipment impairment. Additionally, because of the financial troubles of certain airlines which are lessees of the Partnership's aircraft, cash flow and, therefore, distributions have been reduced.

         In April 1995, the General Partner and certain affiliates entered into an agreement with Fieldstone pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership. Substantially all costs associated with the retention of Fieldstone will be paid by the General Partner.

         Results of Operations

         Net income increased for the three months ended March 31, 1996 as compared to the net loss for the three months ended March 31, 1995, as the reduction in expenses exceeded the reduction in revenues.

         Revenues decreased overall for the three months ended March 31, 1996 compared to the corresponding period of the prior year. Rental income decreased due to reduced rentals in the current period pertaining to the lease with Aloha Airlines, Inc. which was renewed past its originally scheduled expiration date of February 1, 1996 for an aggregate of eight and one-half months on a utilization agreement. This was partially offset by an increase on the renewal by Southwest Airlines, Inc. in November 1995 for two years at 125% of the prior lease extension.

         Expenses decreased for the three months ended March 31, 1996 as compared to the corresponding period of the prior year as follows; (i) operating expenses decreased due to the expense of a "C" check performed on both USAir Aircraft in the 1995 Period which were remarketed to ATA; (ii) reduced depreciation on aircraft which have been depreciated to its salvage value prior to the current period; and
         (iii) general and administrative expenses decreased due to a reduction of legal fees in the 1996 Period. Such reduction was partially offset by an increase in bad debt expense in the current period used to recognize a write off of the receivable on Midway Airlines, Inc. which was deemed to have no value in litigation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In December 1993, a class action complaint was filed by Carla Wright, Plato Kinias, Getrude E. Boland and Hilda Duarte, purportedly on behalf of the limited partners of the Partnership (the "Plaintiffs"), in the Supreme Court of the State of New York, County of New York (the "New York Action"). This action was substantially identical to a class action filed by certain of the same plaintiffs in March 1993 in the District of Columbia Superior Court, which action was dismissed in October 1993. The New York Action named as defendants the Partnership, Integrated Aircraft Fund Management Corp., Dean Witter Reynolds, Inc., Integrated Resources Marketing, Inc., Integrated Resources Equity Corporation and Citicorp Aircraft Management, Inc. ("CAMI"). The complaint alleged, among other things, that the offering material used in connection with the Partnership's 1988 public offering of Units contained false and misleading representations constituting common law fraud, breach of fiduciary duty and negligence on the part of the defendants. The complaint sought rescission of the plaintiffs' investment in the Partnership including rescissionary and compensatory damages, plus interest and punitive damages.

         On February 8, 1994, the Partnership filed a motion to dismiss the New York Action. In response to such motion, Plaintiffs filed an Amended Complaint which, among other things, removed the Partnership and CAMI as defendants. Subsequent to the Amended Complaint, the defendants filed a motion to dismiss that pleading.

         In October 1995, the New York Action was dismissed in its entirety without leave to replead. Plaintiffs filed a Notice of Appeal of that decision on or about January 26, 1996. However, the Partnership has informed Plaintiffs that their Notice is untimely, and will be moving to strike the Notice of Appeal on those grounds. As the General Partner was named as defendant, subject to the provisions of the Limited Partnership Agreement, it may seek indemnification from the Partnership for any liability or expense incurred by it in connection with the New York Action.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:  None
(b)     Reports on form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AIRCRAFT INCOME PARTNERS L.P.
                            BY: Integrated Aircraft Fund Management Corp., General Partner



                            /s/      Douglas J. Lambert
                                     -------------------------------------------
                                     Douglas J. Lambert
                                     President and Chief Financial Officer








May 15, 1996