Form 10-Q
period 1996-06-30
AIRCRAFT INCOME PARTNERS L P
filed 1996-08-14
CIK 826156

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                    Yes    [ X ]          No [   ]

                          AIRCRAFT INCOME PARTNERS L.P.

                            FORM 10-Q - JUNE 30, 1996



                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

           BALANCE SHEETS - June 30, 1996 and December 31, 1995


           STATEMENTS OF OPERATIONS - For the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995


           STATEMENT OF PARTNERS' EQUITY - For the six months ended
                 June 30, 1996


           STATEMENTS OF CASH FLOWS - For the six months ended
                 June 30, 1996 and 1995


           NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                                   AIRCRAFT INCOME PARTNERS L.P.

                                          BALANCE SHEETS


                                                                 June 30,      December 31,
                                                                   1996            1995
                                                               ------------    ------------
 ASSETS

      Leased aircraft, net of accumulated depreciation of
         $75,819,877 and $78,518,396 and allowance for
         equipment impairment of $29,925,000 and $32,225,000   $ 33,736,799    $ 41,868,907
      Cash and cash equivalents ............................     13,490,043       7,448,455
      Accounts receivable ..................................      1,118,040       1,388,026
      Restricted cash - security deposits ..................        468,204         458,683
      Deferred rents and modification advances receivable ..        453,081         641,745
      Deferred costs .......................................        288,046         352,226
      Other receivables ....................................        150,300         116,952
      Prepaid expenses .....................................         76,960          90,628
                                                               ------------    ------------

                                                               $ 49,781,473    $ 52,365,622
                                                               ============    ============

 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Distributions payable ................................   $  9,216,454    $  3,429,378
      Maintenance reserves .................................      1,968,225       1,922,478
      Security deposits payable ............................        471,983         458,683
      Deferred income ......................................        131,550         179,216
      Accounts payable and accrued expenses ................        126,562          82,100
      Management fee payable ...............................         97,000         137,000
      Deferred costs payable ...............................         47,894         121,930
                                                               ------------    ------------

         Total liabilities .................................     12,059,668       6,330,785
                                                               ------------    ------------

 Commitments and contingencies

 Partners' equity
         Limited partners' equity (385,805 units
             issued and outstanding) .......................     53,230,920      60,712,648
         General partners' deficit .........................    (15,509,115)    (14,677,811)
                                                               ------------    ------------

         Total partners' equity ............................     37,721,805      46,034,837
                                                               ------------    ------------

                                                               $ 49,781,473    $ 52,365,622
                                                               ============    ============

See notes to financial statements.

                                    AIRCRAFT INCOME PARTNERS L.P.

                                      STATEMENTS OF OPERATIONS

                                             For the three months ended   For the six months ended
                                                      June 30,                     June 30,
                                             --------------------------   --------------------------
                                                1996           1995           1996          1995
                                             -----------    -----------   -----------    -----------
Revenues
     Rental ..............................   $ 2,637,061    $ 2,950,780   $ 5,516,621    $ 5,901,560
     Interest ............................       159,145        107,115       259,967        196,447
     Other (expense) income ..............        (6,899)        88,589       (11,346)       104,639
                                             -----------    -----------   -----------    -----------

                                               2,789,307      3,146,484     5,765,242      6,202,646
                                             -----------    -----------   -----------    -----------

Costs and expenses
     Depreciation ........................     2,352,753      2,788,665     4,915,776      5,577,331
     Management fee ......................        97,000        120,000       217,000        240,000
     General and administrative ..........       126,592         82,497       195,894        171,938
     Provision for bad debt ..............          --             --          66,133           --
     Operating ...........................        21,713          7,910        32,809        176,367
     Interest expense ....................           316          3,940         1,570          8,734
                                             -----------    -----------   -----------    -----------

                                               2,598,374      3,003,012     5,429,182      6,174,370
                                             -----------    -----------   -----------    -----------

                                                 190,933        143,472       336,060         28,276

Gain on sale of aircraft - net ...........     3,568,068           --       3,568,068           --

Realized gain on acquisition and sale of
     marketable securities - net .........          --          881,104          --          881,104
                                             -----------    -----------   -----------    -----------

Net income ...............................   $ 3,759,001    $ 1,024,576   $ 3,904,128    $   909,380
                                             ===========    ===========   ===========    ===========

Net income attributable to
     Limited partners ....................   $ 3,383,101    $   922,118   $ 3,513,715    $   818,442
     General partners ....................       375,900        102,458       390,413         90,938
                                             -----------    -----------   -----------    -----------

                                             $ 3,759,001    $ 1,024,576   $ 3,904,128    $   909,380
                                             ===========    ===========   ===========    ===========

Net income per unit of limited partnership
     interest (385,805 units outstanding)    $      8.77    $      2.39   $      9.11    $      2.12
                                             ===========    ===========   ===========    ===========

See notes to financial statements.

                                  AIRCRAFT INCOME PARTNERS L.P.

                                 STATEMENT OF PARTNERS' EQUITY





                                                                     Limited         General          Total
                                                                    Partners'       Partners'       Partners'
                                                                     Equity          Deficit         Equity
                                                                  ------------    ------------    ------------
Balance, January 1, 1996 ......................................   $ 60,712,648    $(14,677,811)   $ 46,034,837

Net income for the six months
     ended June 30, 1996 ......................................      3,513,715         390,413       3,904,128

Distributions to partners for the six months
     ended June 30, 1996 ($28.50 per limited
     partnership unit) ........................................    (10,995,443)     (1,221,717)    (12,217,160)
                                                                  ------------    ------------    ------------

Balance, June 30, 1996 ........................................   $ 53,230,920    $(15,509,115)   $ 37,721,805
                                                                  ============    ============    ============

                                 AIRCRAFT INCOME PARTNERS L.P.
                                   STATEMENTS OF CASH FLOWS
                                                                For the six months ended
                                                                        June 30,
                                                              ----------------------------
                                                                  1996            1995
                                                              ------------    ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ...........................................   $  3,904,128    $    909,380
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation ..................................      4,915,776       5,577,331
            Realized gain on acquisition and sale
               of marketable securities ...................           --          (881,104)
            Gain on sale of aircraft - net ................     (3,568,068)           --

     Changes in assets and liabilities
        Accounts receivable ...............................        269,986         129,198
        Deferred rents and modification advances receivable        188,664         859,035
        Restricted cash - security deposits ...............         (9,521)        (11,434)
        Deferred costs ....................................         64,180          64,181
        Prepaid expenses ..................................         13,668           6,550
        Other receivables .................................        (33,348)         57,480
        Maintenance reserves ..............................         45,747         423,176
        Security deposits payable .........................         13,300          11,434
        Deferred income ...................................        (47,666)         64,500
        Management fee payable ............................        (40,000)           --
        Accounts payable and accrued expenses .............         44,462        (120,351)
                                                              ------------    ------------
               Net cash provided by operating activities ..      5,761,308       7,089,376
                                                              ------------    ------------
Cash flows from investing activities
     Proceeds from sale of aircraft - net .................      6,784,400            --
     Proceeds from sale of marketable sercurities .........           --           225,658
     Additions and modifications to leased aircraft, net ..        (74,036)        (81,994)
                                                              ------------    ------------
               Net cash provided by investing activities ..      6,710,364         143,664
                                                              ------------    ------------
Cash flows from financing activities
     Distributions to partners ............................     (6,430,084)     (6,001,411)
                                                              ------------    ------------
Net increase in cash and cash equivalents .................      6,041,588       1,231,629

Cash and cash equivalents, beginning of period ............      7,448,455       6,350,177
                                                              ------------    ------------
Cash and cash equivalents, end of period ..................   $ 13,490,043    $  7,581,806
                                                              ============    ============
Supplemental disclosure of cash flow information
     Interest paid ........................................   $      1,570    $      8,734
                                                              ============    ============

See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Aircraft Income Partners L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         When aircraft are sold or otherwise disposed of, the cost and accumulated depreciation (and any related allowance for equipment impairment) are removed from the accounts and any gain or loss on such sale or disposal is reflected in operations. Normal maintenance and repairs are charged to operations as incurred. The Partnership provides allowances for equipment impairment based upon a quarterly review of all aircraft in its portfolio, when management believes that, based upon market analysis, appraisal reports and leases currently in place with respect to specific aircraft, the investment in such aircraft may not be recoverable.

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

         In March 1995, Presidio elected new directors for IAFM. Wexford Management Corp., formerly Concurrency Management Corp., provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford. During the six months ended June 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $17,267.

         IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. For the six months ended June 30, 1996 and 1995, IAFM received or accrued distributions totaling $1,221,716 and $600,141, respectively.

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

         As compensation for the foregoing services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM earned management fees of $217,000 and $240,000 for the six months ended June 30, 1996 and 1995, respectively.

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

4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to Limited Partners and the General Partner of $8,294,808 ($21.50 per unit) and $921,646, respectively, at June 30,
         1996, were paid in August 1996.

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

         a.    Hawaiian Airlines, Inc. (continued)

         The net carrying value (after providing for the allowances for equipment impairment aggregating $2,425,000) of the Hawaiian Aircraft was approximately $2,662,000 at June 30, 1996.

         b.    Continental Airlines, Inc.

         The Partnership originally owned three McDonnell Douglas Model DC9-32 aircraft (the "DC9-32 Aircraft") and three Boeing Model 727-100 aircraft which were leased to Continental Airlines, Inc. ("Continental") for terms originally scheduled to expire in November 1993. On December 3, 1990, Continental Airlines Holdings, Inc. and its subsidiary companies, including Continental, filed a petition for reorganization under the United States Bankruptcy Code. In April 1993, Continental's plan of reorganization was confirmed by the Bankruptcy Court.

         In October 1991, the Partnership and Continental restructured the leases of the three DC9-32 Aircraft (the "Continental Restructured Leases"), under which the leases were extended to December 1, 1997. Pursuant to the restructuring, rents accrued at a rate of $76,500 per aircraft per month effective September 1, 1990 for 13 months, with simple interest accruing at a rate of 12% per annum (the "Continental Deferred Rents"), and were repaid over a 36 month period commencing July 1, 1992. The accrual of such interest is included in other revenue on the statements of operations and the related receivable is included in deferred rents and modification advances receivable on the balance sheets.

         The Continental Restructured Leases provide for monthly rental payments of $64,500 per aircraft per month to December 1, 1997. Additionally, either Continental or the Partnership may fund certain improvements and modifications to such DC9-32 Aircraft; however, if such amounts are funded by Continental, the Partnership will allow Continental a rental credit with simple interest accruing at a rate of 12% per annum.

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

         In October 1992, the Partnership and Continental entered into an agreement to defer rentals due under the Continental Restructured Leases for a three month period beginning January 1, 1993 (the "Second Continental Rent Deferral"). Pursuant to the terms of the Second Continental Rent Deferral, the deferred rents (aggregating $580,500), plus interest accruing at a rate equal to 8.64% per annum, are being repaid over a 42 month period commencing October 1, 1993.

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

         c.    Continental Air Micronesia

         On January 20, 1993, the Partnership leased a Boeing 727-200 Advanced aircraft to Continental for a term of approximately 71 months to be used by Continental Air Micronesia (the "Air Mike Lease"). The Air Mike Lease provides for a monthly base rent of $76,750, subject to adjustments for rental credits relating to initial modifications (including Traffic Collision Avoidance Systems, windshear detection, upgrade avionics and auxiliary fuel tank) aggregating approximately $794,000, of which approximately $300,000 was contributed in cash and the balance was contributed in the form of rental credits provided to Continental. Continental was allowed to take such rental credits ($13,741 per month through May 1996) such that they recouped their aggregate cost of the initial modifications over a 36 month period with interest at 9.31% per annum. Further, the Partnership agreed to provide up to $813,500 of financing for certain new image modifications through credits ("Lessor Financing") against base rental payments due from Continental. Continental is repaying the Lessor Financing credits through monthly installments which will be amortized at the rate of 9.31% per annum over the remaining lease term. Through June 30, 1996, the Partnership had provided financing of approximately $755,000. Such amounts, net of amounts repaid, are included within deferred costs on the balance sheets.

         d.    Ladeco S.A.

         During 1993, the Partnership consummated two leases with Ladeco S.A. ("Ladeco"), each for a Boeing 737-200 Advanced aircraft, for terms of 48 and 60 months. Both leases provide for, among other things, monthly rentals of $47,500 each, plus certain maintenance reserves for engines and landing gear, based upon the number of hours flown. As of June 30, 1996, such maintenance reserves aggregated approximately $1,450,000. At lease inception , Ladeco paid a security deposit of $125,000 per aircraft. Pursuant to the terms of the above mentioned leases, the Partnership removed the two aircraft from the United States Federal Aviation Administration ("FAA") Registry and caused the aircraft to be re-registered under Chilean Registry. The Partnership may be obligated to contribute in the form of rental credits to the completion of certain airworthiness directives and FAA regulations based on certain thresholds. The amount of such obligation, if any, is undeterminable at this time.

         e.    Aloha Airlines, Inc.

         In December 1993, Aloha Airlines, Inc. ("Aloha"), the lessee of a Boeing 737-200 Advanced aircraft (the "Aloha Aircraft"), and the Partnership agreed to amend the terms of its lease which was originally scheduled to terminate on September 1, 1994. Pursuant to the lease amendment, Aloha agreed to extend the term of the lease to February 1, 1996, providing for rentals of approximately 66% of the original lease rate plus maintenance reserves, both payable quarterly in arrears. As of June 30, 1996, the balance for such maintenance reserves is approximately $400,000. The Aloha Aircraft is subject to a tax benefit transfer lease ("TBT Lease") under which Allied Signal, the TBT Lessor, retains the federal income tax benefits that normally accrue from ownership of the aircraft other than lease rentals. There are approximately five years remaining on the TBT Lease.

         Prior to the expiration of the Aloha lease on February 1, 1996, the Partnership and Aloha agreed to a three month lease extension with rent based on $300 per flight hour. The Partnership and Aloha recently agreed on a further short-term lease extension, to October 15, 1996, on the same terms.

         f.    American Trans Air, Inc.

         In October 1994, USAir, Inc. ("USAir"), the lessee of two Boeing 727-200 Advanced aircraft (the Aircraft"), notified the Partnership of its intention to terminate the leases relating to such Aircraft effective December 31, 1994. In light of USAir's intention to terminate its leases, the Partnership entered into lease negotiations with American Trans Air ("ATA") in an effort to remarket the Aircraft to ATA. To meet certain ATA fleet scheduling needs, USAir agreed, pursuant to an early termination agreement, to return one Aircraft in November 1994 and the second Aircraft in December 1994. The Partnership consummated the lease of one of the Aircraft to ATA in November 1994 and the lease of the second Aircraft in December 1994 (collectively the "ATA Leases"). Each of the ATA Leases, with an initial term of approximately 39 months ("Basic Term"), provides for monthly rentals of $59,000.In addition, at lease inception, ATA paid security deposits of $59,000 per Aircraft. In early 1995, the Partnership contributed
         $75,000 per Aircraft in the form of cash or rental credits, towards bridging "C" check inspections. In addition, if the transition to ATA's maintenance program requires that the Aircraft undergo heavy maintenance checks during the Basic Term, an additional $150,000 per Aircraft will be contributed by the Partnership towards the completion of such work.

         Additionally, during the Basic Term, ATA may request that the Partnership retrofit the Aircraft to comply with the Stage III noise emission standards pursuant to FAR Part 36 of the Federal Aviation Act. In the event that the Partnership consents to the retrofitting of the Aircraft, ATA will perform such work (the "Improvements") as may be required to bring such Aircraft into compliance with such standards. Upon completion of the Improvements and the return of the Aircraft to revenue service, the Partnership will reimburse ATA for the cost of the Improvements. In consideration for the Partnership's consenting to the Improvements, the ATA Leases will be extended for a term of five years from the date such Aircraft are returned to service. During this five year period, the monthly

         f.     American Trans Air, Inc. (continued)

         rentals will be increased by an amount reflecting the enhanced value of the Aircraft including the Improvements.

         In May 1996, ATA exercised its renewal option for the lease of a third Boeing 727-200 Advanced aircraft in which the Partnership has an undivided 47.92231% joint venture interest. The lease, originally scheduled to expire in November 1996, was renewed for an additional two years at the same lease rate.

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

         h.     Complaints (continued)

         In October 1995, the New York Action was dismissed in its entirety without leave to replead. Plaintiffs filed a Notice of Appeal of that decision on or about January 26, 1996. However, the Partnership has informed Plaintiffs that their Notice is untimely, and will be moving to strike the Notice of Appeal on those grounds. As IAFM was named as a defendant, in accordance with the provisions of the Limited Partnership Agreement, it may seek indemnification from the Partnership for any liability or expense incurred by it in connection with the New York Action. During the second quarter of 1996, the Partnership accrued approximately $61,000, representing legal fees and expenses which IAFM has incurred to date arising out of such litigation.

6        MARKETABLE SECURITIES

         In June 1995, the Partnership received approximately 227,000 shares of Class A Common stock in the reorganized Hawaiian Airlines, Inc. in consideration of its general unsecured claims filed against Hawaiian. During 1995, the Partnership sold all shares for net proceeds aggregating $1,045,941.

7        MANAGEMENT FEE PAYABLE

         The amount due to IAFM of $97,000 and $137,000 at June 30, 1996 and December 31, 1995, respectively, represents Partnership management fees.

8        AIRCRAFT SALE

         In March 1996, the Partnership reached an agreement in principle with Southwest which provided for the sale of a Boeing 737-200 Advanced aircraft leased to Southwest through May 1996 and early termination of such lease. On April 15, 1996, pursuant to the terms of the agreement, the Partnership has sold the aircraft and received proceeds of approximately $6,784,000, net of an associated aircraft sales commission and other related costs. The net proceeds from the sale were distributed to partners in August 1996. The Southwest aircraft was originally purchased by the Partnership in July, 1988 for approximately $12,804,377 inclusive of associated acquisition costs. As of April 15, 1996, when it was sold, the net carrying value of the aircraft was approximately $3,216,000 (net of allowance for equipment impairment of $2,300,000).

ITEM 2 - MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership declared a cash distribution of $21.50 per unit of limited partnership interest ("Unit") for the quarter ended June 30, 1996, as compared to a cash distribution of $7.00 per Unit with respect to the quarter ended June 30, 1995. The Partnership generated cash from operations (before rent credits and proceeds from the sale of the Southwest aircraft) of approximately $5,736,000 for the six months ended June 30, 1996 (the "1996 Period") or approximately $13.38 per Unit, as compared to $6,664,000 for the six months ended June 30, 1995 (the "1995 Period") or approximately $15.55 per Unit. Additionally, during the quarter ended June 30, 1996, the Partnership received net sale proceeds of approximately $6,784,000 or approximately $15.83 per Unit from the sale of the Southwest aircraft.

         During the 1996 Period, the Partnership increased its gross aggregate cash reserves, inclusive of collected maintenance reserves and original working capital (1% of original offering proceeds), by an aggregate of approximately $227,000 from approximately $4,296,000 at December 31, 1995 to approximately $4,523,000 at June 30, 1996. The aggregate cash reserves were comprised of approximately $626,000 which represented undistributed cash from operations and cash from sales, as well as original working capital of $1,929,000 (1% of original offering
         proceeds)  and  approximately   $1,968,000  of  collected   maintenance
         reserves.

         During the first quarter of 1995, the Partnership provided ATA with $150,000 of aggregate rent credits representing the Partnerships' obligation to contribute $75,000 per aircraft towards bridging "C" check inspections with respect to the aircraft leased to ATA during the 1994 Period. Further, if the transition to ATA's maintenance program requires that the aircraft undergo heavy maintenance checks during the lease term (the "Basic Term"), the Partnership will contribute an additional $150,000 per aircraft towards the completion of such heavy maintenance checks. Additionally, during the Basic Term, ATA may request that the Partnership retrofit the aircraft to comply with the Stage III noise emission standards pursuant to FAR Part 36. In the event that the Partnership consents to retrofitting the aircraft, ATA will make Improvements as may be required to bring the aircraft into compliance with such standards. Upon completion of the Improvements, the Partnership will reimburse ATA for the cost of the Improvements. In consideration for the Partnership's consenting to the Improvements, the ATA leases will be extended for a term of five years from the date the aircraft are returned to service. During this five year period, the lease rentals will be increased by an amount reflecting the enhanced value of the aircraft including the Improvements.

         As the Partnership's aircraft come off-lease (one of which is scheduled to come off-lease in 1996), it may be necessary for the Partnership to use a portion of its operating reserves and/or its anticipated future cash flow, which would otherwise be available for distribution, to upgrade or enhance these aircraft or related engines if the Partnership determines that such expenditures are in its best interests in order to maximize remarketing value. The Partnership is currently evaluating strategies, including potential engine upgrades for certain aircraft, to increase marketability and is reviewing its possible future obligations to pay for bridging costs in order to facilitate such remarketing. Furthermore, because of market conditions, the Partnership may be required to bear some of the related costs of compliance with recent mandatory federal regulations covering maintenance and upgrading of aging aircraft. The Partnership's ability to make distributions may be impacted by its obligation to pay such costs.

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

         Of the 18 aircraft originally purchased by the Partnership; at June 30, 1996, the Partnership had an interest in 13 of the aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft) which had an original cost of approximately $139,482,000 (net book value of approximately $33,737,000). During the remainder of 1996, excluding rents from renewals and sales, the Partnership anticipates receiving approximately $4,675,000 of rentals on non-cancelable leases (inclusive of amounts which may be set-off by lessees against basic rent as reimbursement for certain modifications required under the applicable leases). After deducting operating expenses, the foregoing aggregate rentals are not sufficient to maintain previous distribution levels.

         Of the remaining 13 aircraft, one aircraft which generates aggregate gross rental revenues of approximately $60,000 per month is scheduled to come off-lease and be sold or released during 1996. The Partnership's remaining aircraft are leased pursuant to leases which expire in 1997 (6 aircraft), 1998 (5 aircraft) and 1999 (the Hawaiian Aircraft).

         In March 1996, the Partnership reached an agreement in principle with Southwest Airlines Co. ("Southwest") which provided for the sale of a Boeing 737-200 Aircraft leased to Southwest through May 1996, and the early termination of such lease. On April 15, 1996, pursuant to the terms of the sale, the Partnership received proceeds of approximately $6,784,000, net of an associated aircraft sales commission and other related closing costs. The net proceeds from the sale of the Southwest aircraft were distributed to partners in August 1996.

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

         Results of Operations

         Net income increased for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, primarily due to the gain on sale of the Southwest aircraft.

         Rental revenues decreased overall for the six months ended June 30, 1996 compared to the corresponding period of the prior year due to reduced rentals pertaining to leases with Aloha Airlines, Inc., which was renewed past its originally scheduled expiration date of February 1, 1996 for an aggregate of eight and one-half months generating rents based on actual usage, and Southwest Airlines (N702ML) which was early terminated and sold effective April 15, 1996 and which generated rents through May 15, 1996. This was partially offset by a rental increase on the renewal by Southwest Airlines, Inc. (N28SW) in November 1995 for two years at 125% of the prior lease extension.

         Expenses decreased for the six months ended June 30, 1996 as compared to the corresponding period of the prior year as follows; (i) operating expenses decreased due to the expense of a "C" check performed on both Aircraft in the 1995 Period which were remarketed to ATA; (ii) reduced depreciation on aircraft which have been depreciated to its salvage value prior to the current period; (iii) management fees decreased due to the decrease in rental revenue on which such fees are based; and
         (iv) such reductions were offset partially by an increase in bad debt expense in the current period used to recognize a write off of the receivable from Midway Airlines, Inc. which was deemed to have no value in litigation.

         A gain was recognized during the quarter ended June 30, 1996 due to the Southwest aircraft sale. No gain was recognized in the comparable prior period.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         In December 1993, a class action complaint was filed by Carla Wright, Plato Kinias, Gertrude E. Boland and Hilda Duarte, purportedly on behalf of the limited partners of the Partnership (the "Plaintiffs"), in the Supreme Court of the State of New York, County of New York (the "New York Action"). This action was substantially identical to a class action filed by certain of the same plaintiffs in March 1993 in the District of Columbia Superior Court, which action was dismissed in October 1993. The New York Action named as defendants the Partnership, IAFM, Dean Witter Reynolds, Inc., Integrated Resources Marketing, Inc., Integrated Resources Equity Corporation and Citicorp Aircraft Management, Inc. ("CAMI"). The complaint alleged, among other things, that the offering material used in connection with the Partnership's 1988 public offering of Units contained false and misleading representations constituting common law fraud, breach of fiduciary duty and negligence on the part of the defendants. The complaint sought rescission of the plaintiffs' investment in the Partnership including rescissionary and compensatory damages, plus interest and punitive damages.

         On February 8, 1994, the Partnership filed a motion to dismiss the New York Action. In response to such motion, Plaintiffs filed an Amended Complaint which, among other things, removed the Partnership and CAMI as defendants. Subsequent to the Amended Complaint, the defendants filed a motion to dismiss that pleading.

         In October 1995, the New York Action was dismissed in its entirety without leave to replead. Plaintiffs filed a Notice of Appeal of that decision on or about January 26, 1996. However, the Partnership has informed Plaintiffs that their Notice is untimely, and will be moving to strike the Notice of Appeal on those grounds. As IAFM was named as defendant, pursuant to the provisions of the Limited Partnership Agreement, it may seek indemnification from the Partnership for any liability or expense incurred by it in connection with the New York Action. During the second quarter of 1996, the Partnership accrued approximately $61,000, representing legal fees and expenses which IAFM has incurred to date arising out of such litigation.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:        None
     (b)   Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AIRCRAFT INCOME PARTNERS L.P.
                                   ---------------------------------------------
                          By: Integrated Aircraft Fund Management Corp., General Partner



                          /s/      Douglas J. Lambert
                                   ---------------------------------------------
                                   Douglas J. Lambert
                                   President and Chief Financial Officer



Dated:   August 13, 1996