Form 10-Q
period 1996-09-30
AIRCRAFT INCOME PARTNERS L P
filed 1996-11-14
CIK 826156

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                    Yes    [ X ]          No [   ]

================================================================================
                          AIRCRAFT INCOME PARTNERS L.P.
================================================================================

                         FORM 10-Q - SEPTEMBER 30, 1996



                                      INDEX



PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - September 30, 1996 and December 31, 1995


          STATEMENTS OF OPERATIONS - For the three months ended September 30,
                 1996 and 1995 and the nine months ended September 30, 1996 and 1995

          STATEMENT OF PARTNERS' EQUITY - For the nine months ended
                September 30, 1996


          STATEMENTS OF CASH FLOWS - For the nine months ended
                September 30, 1996 and 1995


          NOTES TO FINANCIAL STATEMENTS

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                                  AIRCRAFT INCOME PARTNERS L.P.

                                          BALANCE SHEETS


                                                                   September 30,    December 31,
                                                                       1996             1995
                                                                    ------------    ------------
ASSETS

     Leased aircraft, net of accumulated depreciation of
        $70,789,948 and $78,518,396 and allowance for
        equipment impairment of $27,500,000 and $32,225,000 .....   $ 29,386,979    $ 41,868,907
     Cash and cash equivalents ..................................      6,703,629       7,448,455
     Note receivable - installment sale .........................      4,018,662            --
     Accounts receivable ........................................        882,779       1,388,026
     Restricted cash - security deposits ........................        475,901         458,683
     Deferred rents and modification advances receivable ........        355,038         641,745
     Deferred costs .............................................        255,956         352,226
     Other receivables ..........................................        130,303         116,952
     Prepaid expenses ...........................................         66,314          90,628
                                                                    ------------    ------------
                                                                    $ 42,275,561    $ 52,365,622
                                                                    ============    ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distributions payable ......................................   $  2,786,369    $  3,429,378
     Maintenance reserves .......................................      1,660,084       1,922,478
     Security deposits payable ..................................        475,901         458,683
     Deferred income ............................................        131,550         179,216
     Accounts payable and accrued expenses ......................         61,351          82,100
     Management fee payable .....................................        111,000         137,000
     Deferred costs payable .....................................         47,894         121,930
                                                                    ------------    ------------
        Total liabilities .......................................      5,274,149       6,330,785
                                                                    ------------    ------------

Commitments and contingencies

Partners' equity
        Limited partners' equity (385,805 units
            issued and outstanding) .............................     52,582,566      60,712,648
        General partners' deficit ...............................    (15,581,154)    (14,677,811)
                                                                    ------------    ------------

        Total partners' equity ..................................     37,001,412      46,034,837
                                                                    ------------    ------------

                                                                    $ 42,275,561    $ 52,365,622
                                                                    ============    ============

                                                    AIRCRAFT INCOME PARTNERS L.P.

                                                      STATEMENTS OF OPERATIONS



                                                                   For the three months ended          For the nine months ended
                                                                        September 30,                         September 30,

                                                                     1996              1995              1996              1995
                                                                     ----              ----              ----              ----
Revenues
     Rental ..............................................       $ 2,284,428        $ 2,950,584       $ 7,801,049        $ 8,852,144
     Interest ............................................           131,660            129,533           391,627            325,980
     Interest - installment sale .........................            27,012               --              27,012               --
     Other (expense) income ..............................            (9,416)             2,267           (20,762)           106,906
                                                                 -----------        -----------       -----------        -----------
                                                                   2,433,684          3,082,384         8,198,926          9,285,030
                                                                 -----------        -----------       -----------        -----------


Costs and expenses
     Depreciation ........................................         1,835,203          2,654,118         6,750,979          8,231,449
     Management fee ......................................           111,000            171,000           328,000            411,000
     General and administrative ..........................            59,541             68,612           255,435            244,979
     Provision for bad debt ..............................              --                 --              66,133               --
     Operating ...........................................            16,844             10,301            49,653            182,239
     Interest expense ....................................              --                3,065             1,570             11,799
                                                                 -----------        -----------       -----------        -----------
                                                                   2,022,588          2,907,096         7,451,770          9,081,466
                                                                 -----------        -----------       -----------        -----------

                                                                     411,096            175,288           747,156            203,564


Gain on sale of aircraft - net ...........................         1,654,880               --           5,222,948               --

Realized gain on acquisition and sale of
     marketable securities - net .........................              --              120,627              --            1,001,731
                                                                 -----------        -----------       -----------        -----------

                                                                 $ 2,065,976        $   295,915       $ 5,970,104        $ 1,205,295
Net income ...............................................       ===========        ===========       ===========        ===========


Net income attributable to
     Limited partners ....................................       $ 1,859,378        $   266,323       $ 5,373,094        $ 1,084,765
     General partners ....................................           206,598             29,592           597,010            120,530
                                                                 -----------        -----------       -----------        -----------
                                                                 $ 2,065,976        $   295,915       $ 5,970,104        $ 1,205,295
                                                                 ===========        ===========       ===========        ===========

Net income per unit of limited partnership
     interest (385,805 units outstanding) ................       $      4.82        $      0.69       $     13.93        $      2.81
                                                                 ===========        ===========       ===========        ===========

                                   AIRCRAFT INCOME PARTNERS L.P.

                                   STATEMENT OF PARTNERS' EQUITY





                                                        Limited        General          Total
                                                       Partners'       Partners'      Partners'
                                                        Equity         Deficit         Equity
                                                        ------         -------         ------
Balance, January 1, 1996 ........................   $ 60,712,648    $(14,677,811)   $ 46,034,837

Net income for the nine months
     ended September 30, 1996 ...................      5,373,094         597,010       5,970,104

Distributions to partners for the nine months
     ended September 30, 1996 ($35.00 per limited
     partnership unit) ..........................    (13,503,176)     (1,500,353)    (15,003,529)
                                                    ------------    ------------    ------------

Balance, September 30, 1996 .....................   $ 52,582,566    $(15,581,154)   $ 37,001,412
                                                    ============    ============    ============

See notes to financial statements.

                                AIRCRAFT INCOME PARTNERS L.P.

                                  STATEMENTS OF CASH FLOWS

                                                                For the nine months ended
                                                                       September 30,

                                                                   1996            1995
                                                                   ----            ----
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ...........................................   $  5,970,104    $  1,205,295
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation ..................................      6,750,979       8,231,449
            Realized gain on acquisition and sale
               of marketable securities ...................           --        (1,001,731)
            Gain on sale of aircraft - net ................     (5,222,948)           --
            Amortization of installment note discount .....        (27,012)           --


     Changes in assets and liabilities
        Accounts receivable ...............................        505,247         205,278
        Deferred rents and modification advances receivable        286,707         918,251
        Restricted cash - security deposits ...............        (17,218)        (16,938)
        Deferred costs ....................................         96,270          96,272
        Prepaid expenses ..................................         24,314          17,978
        Other receivables .................................        (13,351)         91,735
        Maintenance reserves ..............................       (262,394)        614,751
        Security deposits payable .........................         17,218          16,938
        Deferred income ...................................        (47,666)           --
        Management fee payable ............................        (26,000)         51,000
        Accounts payable and accrued expenses .............        (20,749)        (56,576)
                                                              ------------    ------------
               Net cash provided by operating activities ..      8,013,501      10,373,702
                                                              ------------    ------------


Cash flows from investing activities
     Proceeds from sale of aircraft - net .................      6,784,400            --
     Proceeds from installment sale .......................        177,847            --
     Proceeds from sale of marketable securities ..........           --         1,045,941
     Additions and modifications to leased aircraft, net ..        (74,036)       (124,293)
                                                              ------------    ------------
               Net cash provided by investing activities ..      6,888,211         921,648
                                                              ------------    ------------

                                AIRCRAFT INCOME PARTNERS L.P.

                                  STATEMENTS OF CASH FLOWS
                                        (continued)

                                                                For the nine months ended
                                                                       September 30,

                                                                   1996            1995
                                                                   ----            ----

Cash flows from financing activities
     Distributions to partners ............................    (15,646,538)     (9,002,117)
                                                              ------------    ------------

Net (decrease) increase in cash equivalents ...............       (744,826)      2,293,233


Cash and cash equivalents, beginning of period ............      7,448,455       6,350,177
                                                              ------------    ------------

Cash and cash equivalents, end of period ..................   $  6,703,629    $  8,643,410
                                                              ============    ============

Supplemental disclosure of cash flow information
     Interest paid ........................................   $      1,570    $     11,799
                                                              ============    ============
 See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Aircraft Income Partners L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

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

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its indirect ownership of all of the shares of IAFM. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio is also party to an administrative services agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of IAFM. During the nine months ended September 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $24,140.

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. including IAFM, through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. For the nine months ended September 30, 1996 and 1995, IAFM received or accrued distributions totaling $1,500,353 and $1,028,813, respectively.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

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

         As compensation for the foregoing services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM earned management fees of $328,000 and $411,000 for the nine months ended September 30, 1996 and 1995, respectively.

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

4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to Limited Partners and the General Partner of $2,507,732 ($6.50 per unit) and $278,637 respectively, at September 30, 1996, were paid in November 1996.

5        COMMITMENTS AND CONTINGENCIES

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


5        COMMITMENTS AND CONTINGENCIES (continued)

         a.     Hawaiian Airlines, Inc. (continued)

         The Partnership and Hawaiian had entered into an agreement to settle both the Partnership's proof of claim and its administrative claim filed in the Hawaiian bankruptcy case with respect to the Hawaiian Aircraft. Hawaiian has since settled such claims through the issuance of Hawaiian Class A Common stock to the Partnership (Note 6).

         In September 1994, the Partnership entered into a new lease (the "New Lease") with Hawaiian which commenced on the Effective Date. The New Lease provided for monthly rentals of $60,000, payable on a weekly basis, which stepped up to $65,000 per month effective August 1, 1995. To date, Hawaiian has continued to make its scheduled weekly payments. The New Lease was scheduled to expire in November 1999.

         On September 1, 1996, the Partnership and Hawaiian have agreed in principle for the sale of the Hawaiian Aircraft. Under the terms of the agreement, Hawaiian will pay the Partnership a down payment of $450,000 and the balance will be paid in monthly installments (39 payments of $72,000 and then 36 payments of $50,000) until November 30, 2002, at which time Hawaiian has a bargain purchase option on the aircraft. The Partnership has treated this transaction as an installment sale and has classified the net present value of the anticipated future cash flows of approximately $4,019,000 on the balance sheet as note receivable-installment sale. As of September 1, 1996 the Partnership removed the associated cost of the equipment and the net carrying value from the books of the Partnership, and recognized a gain on the sale of approximately $1,655,000.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


5        COMMITMENTS AND CONTINGENCIES (continued)

          b.     Continental Airlines, Inc. (continued)


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

         In November 1991, Continental rejected the leases of the three Boeing 727-100 aircraft, which had been out of service since 1991. Due to the condition and the related market for such aircraft, the Partnership provided aggregate allowances for equipment impairment of approximately $6,483,000. During 1993, the Partnership sold all three Boeing 727-100 aircraft. The Partnership retains its rights pursuant to a proof of claim and an administrative claim filed in the Continental Bankruptcy case with respect to such aircraft. The amount of recovery under such claims, if any, is impossible to predict at this time.

         c.     Continental Air Micronesia

         On January 20, 1993, the Partnership leased a Boeing 727-200 Advanced aircraft to Continental for a term of approximately 71 months to be used by Continental Air Micronesia (the "Air Mike Lease"). The Air Mike Lease provides for a monthly base rent of $76,750, subject to adjustments for rental credits relating to initial modifications (including Traffic Collision Avoidance Systems, windshear detection, upgrade avionics and auxiliary fuel tank) aggregating approximately $794,000, of which approximately $300,000 was contributed in cash and the balance was contributed in the form of rental credits provided to Continental. Continental was allowed to take such rental credits ($13,741 per month through May 1996) such that they recouped their aggregate cost of the initial modifications over a 36 month period with interest at 9.31% per annum. Further, the Partnership agreed to provide

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


5        COMMITMENTS AND CONTINGENCIES (continued)

          C.     Continental Airlines Micronesia (continued)

         up to $813,500 of financing for certain new image modifications through credits ("Lessor Financing") against base rental payments due from Continental. Continental is repaying the Lessor Financing credits through monthly installments which will be amortized at the rate of 9.31% per annum over the remaining lease term. Through September 30, 1996, the Partnership had provided financing of approximately $755,000. Such amounts, net of amounts repaid, are included within deferred costs on the balance sheets.

         d.     Ladeco S.A.

         During 1993, the Partnership consummated two leases with Ladeco S.A. ("Ladeco"), each for a Boeing 737-200 Advanced aircraft, for terms of 48 and 60 months. Both leases provide for, among other things, monthly rentals of $47,500 each, plus certain maintenance reserves for engines and landing gear, based upon the number of hours flown. As of September 30, 1996, such maintenance reserves aggregated approximately $1,260,000. At lease inception, Ladeco paid a security deposit of $125,000 per aircraft. Pursuant to the terms of the above mentioned leases, the Partnership removed the two aircraft from the United States Federal Aviation Administration ("FAA") Registry and caused the aircraft to be re-registered under Chilean Registry. The Partnership may be obligated to contribute in the form of rental credits to the completion of certain airworthiness directives and FAA regulations based on certain thresholds. The amount of such obligation, if any, is undeterminable at this time. Ladeco has recently filed a voluntary petition in the Chilean Courts for a reorganization similar to a Chapter 11 proceeding in an American bankruptcy court. The Partnership engaged Chilean counsel to monitor the court proceedings. To date, Ladeco has remained current on all of its payments under the leases, and based on information provided to the Partnership by Chilean counsel and by Ladeco itself, the Partnership is fairly confident that there will be no adverse consequences as a result of this situation.

         e.     Aloha Airlines, Inc.

         In December 1993, Aloha Airlines, Inc. ("Aloha"), the lessee of a Boeing 737-200 Advanced aircraft (the "Aloha Aircraft"), and the Partnership agreed to amend the terms of its lease which was originally scheduled to terminate on September 1, 1994. Pursuant to the lease amendment, Aloha agreed to extend the term of the lease to February 1, 1996, providing for rentals of approximately 66% of the original lease rate plus maintenance reserves, both payable quarterly in arrears. As of September 30, 1996, the balance for such maintenance reserves is approximately $400,000. The Aloha Aircraft is subject to a tax benefit transfer lease ("TBT Lease") under which Allied Signal, the TBT Lessor, retains the federal income tax benefits that normally accrue from ownership of the aircraft other than lease rentals. There are approximately five years remaining on the TBT Lease.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


5        COMMITMENTS AND CONTINGENCIES (continued)

          b.     Aloha Airlines, Inc. (continued)

         Prior to the expiration of the Aloha lease on February 1, 1996, the Partnership and Aloha agreed to a three month lease extension with rent based on $300 per flight hour. The Partnership and Aloha subsequently agreed on a further short-term lease extension, to October 15, 1996, on the same terms, and on October 15, 1996, the Aloha Aircraft was returned by Aloha to the Partnership at a facility in Marana, Arizona.

         At Marana, the Aloha Aircraft is undergoing significant repair and modification work required to bring it into compliance with certain current FAA standards and to make it more readily able to be remarketed. The Partnership is currently engaged and actively seeking a new lessee or, possibly a purchaser for the Aloha Aircraft. The Partnership anticipates a lengthy remarketing process for the Aloha Aircraft.

         f.    American Trans Air, Inc.

         In October 1994, USAir, Inc. ("USAir"), the lessee of two Boeing 727-200 Advanced aircraft (the "Aircraft"), notified the Partnership of its intention to terminate the leases relating to such Aircraft effective December 31, 1994. In light of USAir's intention to terminate its leases, the Partnership entered into lease negotiations with American Trans Air ("ATA") in an effort to remarket the Aircraft to ATA. To meet certain ATA fleet scheduling needs, USAir agreed, pursuant to an early termination agreement, to return one Aircraft in November 1994 and the second Aircraft in December 1994. The Partnership consummated the lease of one of the Aircraft to ATA in November 1994 and the lease of the second Aircraft in December 1994 (collectively the "ATA Leases"). Each of the ATA Leases, with an initial term of approximately 39 months ("Basic Term"), provides for monthly rentals of $59,000. In addition, at lease inception, ATA paid security deposits of $59,000 per Aircraft. In early 1995, the Partnership contributed
         $75,000 per aircraft in the form of cash or rental credits towards bridging "C" check inspections. In addition, if the transition to ATA's maintenance program requires the Aircraft to undergo heavy maintenance checks during the Basic Term, an additional $150,000 per Aircraft will be contributed by the Partnership towards the completion of such work.

         Additionally, during the Basic Term, ATA may request that the Partnership retrofit the Aircraft to comply with the Stage III noise emission standards pursuant to FAR Part 36 of the Federal Aviation Act. In the event that the Partnership consents to the retrofitting of the Aircraft, ATA will perform such work (the "Improvements") as may be required to bring such Aircraft into compliance with such standards. Upon completion of the Improvements and the return of the Aircraft to revenue service, the Partnership will reimburse ATA for the cost of the

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


5        COMMITMENTS AND CONTINGENCIES (continued)

         f.     American Trans Air, Inc. (continued)


         Improvements. In consideration for the Partnership's consenting to the Improvements, the ATA Leases will be extended for a term of five years from the date such Aircraft are returned to service. During this five year period, the monthly rentals will be increased by an amount reflecting the enhanced value of the Aircraft including the Improvements.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


5        COMMITMENTS AND CONTINGENCIES (continued)

         h.     Complaints (continued)

         On February 8, 1994, the Partnership filed a motion to dismiss the New York Action. In response to such motion, the Plaintiffs filed an Amended Complaint which, among other things, removed the Partnership and CAMI as defendants. Subsequent to the filing of the Amended Complaint, the defendants filed a motion to dismiss.

         In October 1995, the New York Action was dismissed in its entirety without leave to replead. Plaintiffs filed a Notice of Appeal of that decision on or about January 26, 1996. However, in a stipulation dated June 26,1996, Plaintiffs agreed not to perfect their appeal,and their appeal expired as of October 26, 1996.

         i.      Tax assessment

         In September 1996, the Partnership received proposed notices of assessment from the State of Hawaii with respect to general excise tax ("GET") of approximately $1,338,000 (including interest and penalties) for the years 1991, 1992, 1993 and 1994. The state is alleging that GET is owed by the Partnership with respect to rents received from Aloha Airlines, Inc. and Hawaiian Airlines, Inc. under the leases between the Partnership and each of the airlines.

         The leases with both Aloha and Hawaiian provide for full indemnification of the Partnership for such taxes, but the bankruptcy of Hawaiian may relieve Hawaiian of its indemnification obligation for any periods prior to September 12, 1994, when Hawaiian and its affiliates emerged from bankruptcy. In any event, it is the Partnership, as taxpayer, which is ultimately liable for the GET, if it is applicable.

         The state has never previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the state of Hawaii is the fact that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Partnership, have separately engaged tax counsel and are cooperating with the Partnership to vigorously contest the proposed assessments.

         Final notices of assessment have not yet been issued. Although there can be no assurance that the contest of the assessments will be successful, the Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any liability as a result of the proposed notices of assessment.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


6        MARKETABLE SECURITIES

         In June 1995, the Partnership received approximately 227,000 shares of Class A Common stock in the reorganized Hawaiian Airlines, Inc. in consideration of its general unsecured claims filed against Hawaiian. During 1995, the Partnership sold all shares for net proceeds aggregating $1,045,941.

7        MANAGEMENT FEE PAYABLE

         The amount due to IAFM of $111,000 and $137,000 at September 30, 1996 and December 31, 1995, respectively, represents Partnership management fees.

8        AIRCRAFT SALE

         On April 15, 1996, the Partnership sold to Southwest a Boeing 737-200 Advanced aircraft leased to Southwest through May 1996 and early terminated such lease. The Partnership received proceeds of approximately $6,784,000, net of an associated aircraft sales commission and other related costs. The net proceeds from the sale were distributed to partners in August 1996. The Southwest aircraft was originally purchased by the Partnership in July, 1988 for approximately $12,804,377 inclusive of associated acquisition costs. As of April 15, 1996, when it was sold, the net carrying value of the aircraft was approximately $3,216,000 (net of allowance for equipment impairment of $2,300,000).

         On September 1, 1996, the Partnership and Hawaiian have agreed in principle for the sale of the Hawaiian Aircraft. Under the terms of the agreement, Hawaiian will pay the Partnership a down payment of $450,000 and the balance will be paid in monthly installments (39 payments of $72,000 and then 36 payments of $50,000) until November 30, 2002, at which time Hawaiian has a bargain purchase option on the aircraft. The Partnership has treated this transaction as an installment sale and has classified the net present value of the anticipated future cash flows of approximately $4,019,000 on the balance sheet as note receivable-installment sale. As of September 1, 1996 the Partnership removed the associated cost of the equipment and the net carrying value from the books of the Partnership, and recognized a gain on the sale of approximately $1,655,000.

ITEM 2 - MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         The Partnership declared a cash distribution of $6.50 per unit of limited partnership interest ("Unit") for the quarter ended September 30, 1996, as compared to a cash distribution of $10.00 per Unit with respect to the quarter ended September 30, 1995. The Partnership generated cash from operations (before rent credits and proceeds from the sale of the Southwest aircraft) of approximately $8,382,000 for the nine months ended September 30, 1996 (the "1996 Period") or approximately $19.55 per Unit, as compared to $9,673,000 for the nine months ended September 30, 1995 (the "1995 Period") or approximately $22.57 per Unit.

         During the 1996 Period, the Partnership decreased its gross aggregate cash reserves, inclusive of collected maintenance reserves and original working capital (1% of original offering proceeds), by an aggregate of approximately $222,000 from approximately $4,296,000 at December 31, 1995 to approximately $4,074,000 at September 30, 1996. The aggregate cash reserves were comprised of approximately $485,000 which represented undistributed cash from operations and cash from sales, as well as original working capital of $1,929,000 (1% of original offering proceeds) and approximately $1,660,000 of collected maintenance reserves.

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

         As the Partnership's aircraft come off-lease (one of which came off-lease on October 15, 1996), it may be necessary for the Partnership to use a portion of its operating reserves and/or its anticipated future cash flow, which would otherwise be available for distribution, to upgrade or enhance these aircraft or related engines if the Partnership determines that such expenditures are in its best interests in order to maximize remarketing value. The Partnership is currently evaluating strategies, including potential engine upgrades for certain aircraft, to increase marketability and is reviewing its possible future obligations to pay for bridging costs in order to facilitate such remarketing. Furthermore, because of market conditions, the Partnership may be required to bear some of the related costs of compliance with recent mandatory federal regulations covering maintenance and upgrading of aging aircraft. The Partnership's ability to make distributions may be impacted by its obligation to pay such costs.

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

         Of the 18 aircraft originally purchased by the Partnership; at September 30, 1996, the Partnership had an interest in 12 of the aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft) which had an original cost of approximately $127,677,000 (net book value of approximately $29,387,000). During the remainder of 1996, excluding rents from renewals and sales, the Partnership anticipates receiving approximately $2,088,000 of rentals on non-cancelable leases (inclusive of amounts which may be set-off by lessees against basic rent as reimbursement for certain modifications required under the applicable leases). After deducting operating expenses, the foregoing aggregate rentals are not sufficient to maintain previous distribution levels.

         Of the remaining 12 aircraft, one aircraft which generated aggregate gross rental revenues of approximately $60,000 per month came off-lease in October 1996. The Partnership is currently engaged and actively seeking a new lessee or, possibly a purchaser. The Partnership's remaining aircraft are leased pursuant to leases which expire in 1997 (6 aircraft), 1998 (5 aircraft).

         On September 1, 1996, the Partnership and Hawaiian have agreed in principle for the sale of the Hawaiian Aircraft. Under the terms of the agreement, Hawaiian will pay the Partnership a down payment of $450,000 and the balance will be paid in monthly installments (39 payments of $72,000 and then 36 payments of $50,000) until November 30, 2002, at which time Hawaiian has a bargain purchase option on the aircraft. The Partnership has treated this transaction as an installment sale and has classified the net present value of the anticipated future cash flows of approximately $4,019,000 on the balance sheet as note receivable-installment sale. As of September 1, 1996 the Partnership removed the associated cost of the equipment and the net carrying value from the books of the Partnership, and recognized a gain on the sale of approximately $1,655,000.

         On April 15, 1996, the Partnership sold to Southwest Airlines Co. ("Southwest") a Boeing 737-200 Aircraft leased to Southwest through May 1996 and early terminated such lease. The Partnership received proceeds of approximately $6,784,000, net of an associated aircraft sales commission and other related closing costs. The net proceeds from the sale of the Southwest aircraft were distributed to partners in August 1996.

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

         In September 1996, the Partnership received proposed notices of assessment from the State of Hawaii with respect to general excise tax of approximately $1,338,000 (including interest and penalties) for the years 1991, 1992, 1993, and 1994, relating to the lease rents paid by Hawaiian and Aloha. While the leases with Hawaiian and Aloha indemnify the Partnership for such taxes, the obligation is ultimately the Partnership's as lessor. The Partnership believes the assessment is without merit and is contesting the assessment vigorously. There is no assurance that the Partnership will be successful in contesting the assessment. The Partnership has not recorded any liability as a result of their assessment.

         In April 1995, the General Partner and certain affiliates entered into an agreement with Fieldstone pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership. Substantially all costs associated with the retention of Fieldstone will be paid by the General Partner.

         Results of Operations

         Net income increased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, primarily due to the gain on sale of the Southwest aircraft and the installment sale of the Hawaiian aircraft.

         Rental revenues decreased overall for the nine months ended September 30, 1996 compared to the corresponding period of the prior year due to reduced rentals pertaining to leases with Aloha Airlines, Inc., which was renewed past its originally scheduled expiration date of February 1, 1996 for an aggregate of eight and one-half months generating rents based on actual usage, and Southwest Airlines (N702ML) which was early terminated and sold effective April 15, 1996 and which generated rents through May 15, 1996. This was partially offset by a rental increase on the renewal by Southwest Airlines, Inc. (N28SW) in November 1995 for two years at 125% of the prior lease rate.

         Expenses decreased for the nine months ended September 30, 1996 as compared to the corresponding period of the prior year as follows: (i) operating expenses decreased due to the expense of a "C" check performed on both Aircraft in the 1995 Period which were remarketed to ATA; (ii) reduced depreciation on aircraft which have been sold or depreciated to its salvage value prior to the current period; (iii) management fees decreased due to the decrease in rental revenue on which such fees are based; and (iv) such reductions were offset partially by an increase in bad debt expense in the current period used to recognize a write off of the receivable from Midway Airlines, Inc. which was deemed to have no value in litigation.

         A gain was recognized during the quarter ended September 30, 1996 due to the Hawaiian aircraft sale. No gain was recognized in the comparable prior period.

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

         In October 1995, the New York Action was dismissed in its entirety without leave to replead. Plaintiffs filed a Notice of Appeal of that decision on or about January 26, 1996. However, in a stipulation dated June 26, 1996, Plaintiffs agreed not to perfect their appeal, and their appeal expired as of October 26, 1996.


ITEM 5 - OTHER INFORMATION

         In September 1996, Equity Resource Bay Fund, an unaffiliated third party commenced an unsolicited offer to purchase up to 18,000 units of limited partnership interest ("Units") of the Partnership for $22.50 per Unit. As required by Rule 14e-2 under the Securities Exchange Act of 1934, the Partnership provided limited partners with its position with respect to this offer. The Partnership recommends rejecting the offer due to its inadequacy in price.


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



                                      AIRCRAFT INCOME PARTNERS L.P.
                             By: Integrated Aircraft Fund Management Corp., General Partner



Dated:   November 12, 1996         /s/Douglas J. Lambert
                                      ------------------
                                      Douglas J. Lambert
                                      President and Chief Financial Officer