Form 10-K
period 1996-12-31
AIRCRAFT INCOME PARTNERS L P
filed 1997-03-28
CIK 826156

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
December 31, 1996                                                        0-17785

                          AIRCRAFT INCOME PARTNERS L.P.
             (Exact name of Registrant as specified in its charter)

           Delaware                                      13-3430508
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                      Identification Number)

411 West Putnam Avenue, Greenwich, CT                        06830
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (203) 862-7000
                                                        ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [ X ]  No [  ]

There is no public market for the Limited Partnership Units. Accordingly, information with respect to the aggregate market value of Limited Partnership Units held by non-affiliates of Registrant has not been supplied.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                       Documents incorporated by reference

                                                  Location in Form 10-K in which
Document                                          Document is Incorporated
--------                                          ------------------------

Registrant's Prospectus, dated                   Parts I, II and III
February 29, 1988, as supplemented
by Supplements dated May 20, 1988,               Exhibit Index: page IV-1
August 16, 1988, November 4, 1988,
January 6, 1989 and February 28, 1989.

PART I


Item 1.           Business

General

Registrant was organized as a Delaware limited partnership on October 8, 1987 with Integrated Aircraft Fund Management Corp. (the "General Partner"), as its general partner.

Through November 2, 1994, the General Partner was a wholly-owned subsidiary of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the General Partner was transferred to Presidio Capital Corp. ("Presidio"). Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio.
Presidio is also party to an  administrative  services  agreement  with  Wexford
Management LLC ("Wexford") pursuant to which Wexford is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of the General Partner.

Registrant is engaged in the business of acquiring and leasing aircraft. Commencing on February 29, 1988, Registrant offered a maximum of 500,000 limited partnership units (the "Units") at an offering price of $500 per Unit. The Units were registered under the Securities Act of 1933 (Registration No. 33-18891) and sold pursuant to a prospectus, dated February 29, 1988, as supplemented by supplements dated May 20, 1988, August 16, 1988, November 4, 1988, January 6, 1989 and February 28, 1989 (the "Prospectus"). The Prospectus is incorporated herein by reference (see Exhibit 28). Registrant terminated the offering as of May 1, 1989, at which time it had accepted subscriptions for a total of 385,800 Units, aggregating $192,900,000. Registrant completed the investment of the net proceeds of the offering on May 31, 1989.

The aircraft owned by Registrant, consisting of used commercial jet aircraft as well as related engines and other aircraft parts, were initially leased to various lessees for terms ranging from 17 to 88 months. Through December 31, 1996, Registrant had acquired interests in 18 aircraft (including an undivided 47.92231% joint venture interest in one aircraft) at a cost of approximately $169,748,000 (inclusive of associated acquisition fees). Through December 31, 1996, Registrant had sold or disposed of six aircraft with an original purchase price aggregating $42,070,000 (See below; Item 2, "Properties"; Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and Item 8, "Financial Statements and Supplementary Data" for a more detailed description of the acquisition and disposition of such aircraft.)

Of the 18 aircraft originally purchased by Registrant, at December 31, 1996, Registrant had an interest in 12 of the aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft) which had an aggregate original cost (inclusive of capitalized major additions and improvements) of approximately $127,678,000 (net carrying value of approximately $27,529,000). In 1997, excluding rents from future renewals, Registrant anticipates receiving rentals of approximately $7,732,000 on non-cancelable leases (inclusive of amounts which may be set-off by lessees against basic rent obligations (i.e., rent credits) as reimbursement for, in general, modifications to the aircraft which are the obligation of Registrant as provided in the applicable leases). After deducting operating expenses, the foregoing aggregate rentals are not sufficient to maintain previous distribution levels.

11 of Registrant's remaining Aircraft are currently on lease. One Boeing 737-200 Advanced aircraft previously leased to Aloha Airlines Inc. ("Aloha"), came off lease on October 15, 1996, and is currently being actively remarketed. Of the 11 leased aircraft, 6 aircraft which generate aggregate gross rental revenues of approximately $4,399,000 per year, are scheduled to come off-lease during 1997. Registrant's other remaining aircraft are leased pursuant to leases which expire in 1998.

Recent Developments

A.   Hawaiian Airlines, Inc.

On September 21, 1993, Hawaiian Airlines, Inc. ("Hawaiian"), the lessee of a McDonnell Douglas DC-9-51 aircraft (the "Hawaiian Aircraft"), filed a voluntary petition for reorganization pursuant to the Provisions of Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 30, 1994, the United States Bankruptcy court entered an order confirming Hawaiian's plan of reorganization. On September 12, 1994 (the "Effective Date"), Hawaiian's plan of reorganization became effective.

In September 1994, the Registrant entered into a new lease with Hawaiian which commenced on the Effective Date (the "New Lease"). The New Lease provided for monthly rentals of $60,000 payable on a weekly basis, which stepped up to $65,000 per month effective August 1, 1995 through November 1999. The Registrant and Hawaiian had entered into an agreement to settle both the Registrant's proof of claim and its administrative claim filed in the Hawaiian bankruptcy case with respect to the Hawaiian Aircraft. Hawaiian has since settled such claims through the issuance of Hawaiian stock to the Registrant.

In June 1995, Registrant received approximately 227,000 shares of Class A Common Stock in the reorganized Hawaiian in consideration of its general unsecured claims filed against Hawaiian. Through December 31, 1995, the Registrant sold all shares for sales proceeds aggregating approximately $1,046,000.

On September 1, 1996, the Registrant and Hawaiian amended the lease agreement of the Hawaiian Aircraft. Under the terms of the agreement, Hawaiian paid the Registrant a down payment of $450,000 and the balance will be paid in monthly installments (39 payments of $72,000 and then 36 payments of $50,000) until November 30, 2002, at which time Hawaiian has a bargain purchase option on the aircraft. The Registrant has treated this transaction as an installment sale and has classified the net present value of the anticipated future cash flows of approximately $4,052,000 on the balance sheet as note receivable-installment sale. On September 1, 1996 the Registrant removed the associated cost of the equipment and the net carrying value from the books of the Registrant, and recognized a gain on the sale of approximately $1,655,000.

B.    Continental Airlines, Inc.

The Registrant originally owned three McDonnell Douglas DC-9-32 aircraft and three Boeing 727-100 aircraft (collectively, the "Continental Aircraft") which were leased to Continental Airlines, Inc. ("Continental") for terms originally scheduled to expire in November 1993. On December 3, 1990, Continental Airlines Holdings, Inc. and its subsidiary companies, including Continental, filed a petition for reorganization under the Bankruptcy Code. In April 1993, Continental's plan for reorganization was confirmed by the Bankruptcy court.

In October 1991, the Registrant and Continental restructured the leases of the three DC-9-32 aircraft (the "Continental Restructured Leases"), under which such leases were extended to December 1, 1997. Pursuant to the restructuring, rents accrued at a rate of $76,500 per aircraft per month, effective September 1, 1990 for 13 months, with simple interest accruing at a rate of 12% (the "Continental Deferred Rents") and have been repaid over a 36 month period commencing July 1, 1992. The Continental Restructured Leases provided for monthly rentals of $64,500 per aircraft per month to December 31, 1997. Additionally, either Continental or the Registrant may fund certain improvements and modifications to such DC-9-32 aircraft, however, if such amounts are funded by Continental, the Registrant will allow Continental a rental credit with simple interest accruing at a rate of 12%. Continental is obligated to repay the aggregate rental credits taken as well as any modifications funded by the Registrant, over the remaining term of the Continental Restructured Leases accruing interest at a rate of 12%. To date, such credits and Registrant fundings have aggregated approximately $762,400, and the remaining amounts to be recovered are included in Deferred Rents and Modifications Advances Receivable on the balance sheets as of December 31, 1996 and December 31, 1995.

In October 1992, the Registrant and Continental entered into an agreement to defer rentals due under the Continental Restructured Leases for a three month period effective January 1, 1993 (the "Second Continental Rent Deferral"). Pursuant to the terms of the Second Continental Rent Deferral, the deferred rents (aggregating $580,500), plus interest accruing at a rate equal to 8.64%. Through March 31, 1997, Continental has repaid the second Continental Rent Deferral.

In November 1991, Continental rejected the leases of the three Boeing 727-100 aircraft, which had been out of service since mid-1991. Due to the condition of such aircraft and the related market for such aircraft, the Registrant provided aggregate allowances for equipment impairment of approximately $6,483,000. During 1993, the Registrant sold all three Boeing 727-100 aircraft. The Registrant retains its rights pursuant to a proof of claim and an administrative claim filed in the Continental Bankruptcy case with respect to such aircraft. The amount of recovery under such claims, if any, is impossible to predict at this time.

C.     Aloha Airlines, Inc.

Aloha Airlines, Inc. ("Aloha") had leased a Boeing 737-200 Advanced aircraft (the "Aloha Aircraft") whose lease was originally schedule to expire in accordance with its terms on February 1, 1996. The Aloha Aircraft is subject to a tax benefit transfer lease ("TBT Lease") under which Allied Signal, the TBT Lessor, retains the federal income tax benefits that normally accrue from ownership of the aircraft other than lease rentals. There are approximately three years remaining on the TBT Lease, until May 21, 2000.

Prior to the expiration of the Aloha lease on February 1, 1996, the Registrant and Aloha agreed to a three month lease extension with rent based on $300 per flight hour. The Registrant and Aloha subsequently agreed on a further short-term lease extension, to October 15, 1996, on the same terms, and on October 15, 1996, the Aloha Aircraft was returned by Aloha to the Registrant at a facility in Marana, Arizona.

At Marana, the Aloha Aircraft is undergoing significant repair and modification work required to bring it into compliance with certain current FAA standards and to make it more readily marketable. The Registrant is currently engaged in actively seeking a new lessee, or possibly a purchaser for the Aloha Aircraft. The Registrant anticipates a lengthy remarketing process for the Aloha Aircraft.

Additionally, Aloha leases another Boeing 737-200 Advanced aircraft from the Registrant which was schedule to expire in accordance with its lease terms on August 15, 1996. Aloha agreed to a fifteen month lease extension at 50% of the prior lease rate.

D.    Tax assessment

In September 1996, the Registrant received proposed notices of assessment from the State of Hawaii with respect to general excise tax ("GET") of approximately $1,338,000 (including interest and penalties) for the years 1991, 1992, 1993 and 1994. The state is alleging that GET is owed by the Registrant with respect to rents received from Aloha Airlines, Inc. and Hawaiian Airlines, Inc. under the leases between the Registrant and each of the airlines.

The leases with both Aloha and Hawaiian provide for full indemnification of the Registrant for such taxes, but the bankruptcy of Hawaiian may relieve Hawaiian of its indemnification obligation for any periods prior to September 21, 1993, when Hawaiian and its affiliates sought bankruptcy protection. In any event, it is the Registrant, as taxpayer, which is ultimately liable for the GET, if it is applicable.

The State of Hawaii has never previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the State of Hawaii is that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Registrant, have separately engaged tax counsel and both airlines are cooperating with the Registrant to vigorously contest the proposed assessments.

Final notices of assessment have not yet been issued. Although there can be no assurance that the contest of the assessments will be successful, the Registrant believes that the state's position on the applicability of GET in this instance is without merit. The Registrant has not recorded any liability as a result of the proposed notices of assessment.

E.    Southwest Airlines Co.

On April 15, 1996, the Registrant sold to Southwest Airlines Co. ("Southwest") a Boeing 737-200 Advanced aircraft which has been leased to Southwest through May 1996 and early terminated such lease. The Registrant received proceeds of approximately $6,784,000, net of an associated aircraft sales commission and other related costs. The net proceeds from the sale were distributed to the partners of the Registrant in August 1996. The Southwest aircraft was originally purchased by the Registrant in July, 1988 for approximately $12,804,000 inclusive of associated acquisition costs. As of April 15, 1996, when it was sold, the net carrying value of the aircraft was approximately $3,216,000 (net of allowance for equipment impairment of $2,300,000). The Registrant recognized a gain on the sale of approximately $3,568,000.

Significant Lessees

Registrant's revenues from aircraft are derived from lease payments from lessees. None of such lessees are affiliated with Registrant. During the year ended December 31, 1996, lease payments due from the following lessees were the source of 10% or more of Registrant's gross rental revenues: Continental (24%), Aloha (21%), American Trans Air, Inc. ("ATA") (18%), Ladeco S.A. ("Ladeco") (12%) and Southwest (11%). With respect to the Continental Aircraft, Registrant has $699,000 included in accounts receivable and deferred rents and modification advances receivable from Continental at December 31, 1996, approximately 36% of which represents the Continental Deferred Rents. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 8, "Financial Statements and Supplementary Data".)

Competition

The equipment leasing industry, particularly as it relates to aircraft, is highly competitive. The aircraft leasing industry offers users an alternative to the purchase of nearly every type of aircraft. The competitive conditions vary considerably depending on the type of aircraft and the nature of the prospective user.

Registrant will encounter considerable competition from lessors which may write leases for longer terms and at lower rates than Registrant can offer. Competitors of Registrant may, at the writing of their initial leases, give their lessees options to renew their leases or purchase the aircraft at the expiration of the lease at favorable or bargain rates, and, as a result, Registrant may be at a competitive disadvantage if it does not also grant such bargain renewals and purchase options. Manufacturers and other leasing companies may provide certain ancillary services which Registrant cannot offer, such as maintenance services (including possible substitution of aircraft or engines), crews, warranty services and trade-in privileges. Also, there are numerous other entities, including distributors, manufacturers, airlines, equipment managers, leasing companies, financial institutions and public and private limited partnerships organized and managed similarly to Registrant, some of which have greater financial resources and more experience than Registrant and the General Partner.

Registrant has encountered severe competition in attempting to re-lease its aircraft as they have come off-lease due to a surplus in the market of narrow-body aircraft similar to the types owned by Registrant. The substantial costs required to maintain and bring used aircraft into compliance with United States Federal Aviation Administration ("FAA") noise and maintenance requirements adopted since 1990 are the primary factors which have adversely affected the narrow body aircraft market. In addition, Registrant's aircraft will also have to compete with newer, more fuel efficient aircraft which comply with the recently adopted FAA noise requirements. Registrant also believes that as a result of the factors listed above there has been a significant decline in the re-sale value of narrow-body aircraft of the types owned by Registrant.

Employees

Registrant does not have any employees. Wexford currently performs accounting, secretarial, transfer and administrative services for the Registrant. Wexford also performs similar services for other affiliates of the General Partner. Aviation Capital Group, L.P. ("ACG"), an entity comprised primarily of former officers of the General Partner, periodically performs remarketing services with respect to Registrant's aircraft, and Simat, Helliesen & Eichner, Inc. ("SH&E"), an aviation consulting firm, provides consulting services to Registrant. All fees for SH&E's and ACG's services are paid by the General Partner (other than normal competitive aircraft sales commissions, if any) and are not reimbursed by Registrant.

In April 1995, the General Partner and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Registrant. Substantially all costs associated with the retention of Fieldstone are paid by the General Partner. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 8, "Financial Statements" and Item 10, "Directors and Executive Officers of the Registrant".)

Foreign Operations

Registrant currently has three aircraft operated in foreign countries. Two of such aircraft are leased to Ladeco S.A. ("Ladeco"), a Chilean airline, and are operated primarily in South America. A third aircraft is leased to Continental Micronesia Inc. ("CMI"), a stand-alone air carrier affiliated with Continental, and such aircraft is operated primarily in Southeast Asia. (See Item 8, "Financial Statements and Supplementary Data - Note 9".)


Item 2.           Properties

The aircraft owned by Registrant as of March 1, 1997 (see "General" under Item 1 "Business" hereof) consist of the following:

                                                                                     Type of Ownership
Type of Equipment                           Date of Purchase                             or Interest
-----------------                           ----------------                             -----------

One McDonnell                               April 20, 1988                         Full ownership, not subject
Douglas DC-9-32                                                                    to any lien.
aircraft(1)

Two McDonnell Douglas                       May 13, 1988                           Full ownership, not subject
DC-9-32 aircraft(1)                                                                to any lien.

One Boeing 727-200                          June 15, 1988                          Full ownership, not subject
Advanced aircraft(2)                                                               to any lien.

One Boeing 737-200                          August 23, 1988                        Full ownership, not subject
Advanced aircraft(2)                                                               to any lien.

One Boeing 737-200                          November 4, 1988                       Full ownership, not subject
Advanced aircraft(2)                                                               to any lien.

One Boeing 727-200                          December 15, 1988                      Full ownership, not subject
Advanced aircraft                                                                  to any lien.

One Boeing 727-200                          January 18, 1989                       Full ownership, not subject
Advanced aircraft                                                                  to any lien.

One Boeing 737-200                          February 9, 1989                       Full ownership, not subject
Advanced aircraft                                                                  to any lien.

One Boeing 737-200                          March 31, 1989                         Full ownership, not subject
Advanced aircraft                                                                  to any lien.

One Boeing 737-200                          March 31, 1989                         Full ownership, subject to
Advanced aircraft                                                                  the TBT Lease.

One Boeing 727-200                          May 31, 1989                           Full ownership of a
Advanced aircraft                                                                  47.92231% undivided
                                                                                   interest(3).
-------------------


(1)      See Item 1, "Business";  Item 7, "Management's  Discussion and Analysis
         of  Financial  Condition  and  Results of  Operations";  and Note 5, to
         Registrant's  Financial  Statements  included  in  Item  8,  "Financial
         Statements  and  Supplementary   Data"  to  this  report,  for  further
         discussion of the Continental Aircraft.

(2)      Such  aircraft  are  operated  in  foreign   countries.   See  Item  1,
         "Business"; and Note 9 to Registrant's Financial Statements included in
         Item 8, "Financial  Statements and Supplementary  Data" to this report, for further discussion.

(3)      The remaining interest is owned by an affiliate of the  General Partner.

Item 3.           Legal Proceedings

In December 1993, a class action complaint was filed by Carla Wright, Plato Kinias, Getrude E. Boland and Hilda Duarte, purportedly on behalf of the limited partners of Registrant, in the Supreme Court of the State of New York, County of New York (the "New York Action"). This action was substantially identical to a class action filed by certain of the same plaintiffs in March 1993 in the District of Columbia Superior Court, which action was dismissed in October 1993. The New York Action named as defendants Registrant, Integrated Aircraft Fund Management Corp., Dean Witter Reynolds, Inc., Integrated Resources Marketing, Inc., Integrated Resources Equity Corporation and Citicorp Aircraft Management, Inc. ("CAMI"). The complaint alleged, among other things, that the offering material used in connection with Registrant's 1988 public offering of Units contained false and misleading representations constituting common law fraud, breach of fiduciary duty and negligence on the part of the defendants. The complaint sought rescision of the plaintiffs' investment in Registrant including rescissionary and compensatory damages, plus interest and punitive damages.

On February 8, 1994, the Registrant filed a motion to dismiss the New York Action. In response to such motion, Plaintiffs filed an Amended Complaint which, among other things, removed the Partnership and CAMI as defendants. Subsequent to the Amended Complaint, the defendants filed a motion to dismiss that pleading.

In October 1995, the New York Action was dismissed in its entirety without leave to replead. Plaintiffs filed a Notice of Appeal of that decision on or about January 26, 1996. However, in a stipulation dated June 26, 1996, Plaintiffs agreed not to perfect their appeal, and their appeal expired as of October 26, 1996.

The Registrant has reimbursed the General Partner approximately $62,000 during 1996 representing legal fees incurred by the General Partner arising from such litigation.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II


Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

There is no developed public market for the Units of the Registrant.

As of March 1, 1997, there were approximately 15,000 record holders of Units, owning an aggregate of 385,805 Units.

During the years ended December 31, 1996 and 1995, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

           Distribution with
        Respect to Quarter Ended           Amount of Distribution Per Unit(*)
   ----------------------------------- -----------------------------------------
                                               1996                  1995
   ----------------------------------- -----------------------------------------
   March 31                                  $   7.00              $   7.00
   ----------------------------------- --------------------- -------------------
   June 30                                   $  21.50              $   7.00
   ----------------------------------- --------------------- -------------------
   September 30                              $   6.50              $  10.00
   ----------------------------------- --------------------- -------------------
   December 31                               $   5.50              $   8.00
   ----------------------------------- --------------------- -------------------


 (*)     The amounts listed represent  distributions of cash from operations and cash from sales. (See Item 7, "Management's  Discussion and Analysis of
         Financial  Condition  and  Results  of  Operations",   for  information
         relating to Registrant's future distributions.)

Item 6.           Selected Financial Data

                                                           Year ended December 31,

                            1996               1995                1994               1993                1992
                     ------------------ ------------------  ---------------    ----------------    -----------

Revenues (1)         $    10,284,238    $    12,372,475     $    13,755,528    $    16,227,532     $    21,342,494
Net Income
    (Loss) (2)       $     5,988,174    $     1,496,774     $       564,907    $   (10,306,115)    $    (1,053,373)
Net income
    (Loss) Per       $         13.97    $          3.49     $          1.32    $        (24.04)    $         (2.46)
    Unit (3)
Distribution Per
    Unit             $         40.50    $         32.00     $         31.00    $         34.50     $         43.75
Total Assets         $    40,045,819    $    52,365,622     $    63,596,742    $    76,239,996     $   101,811,366
Total Partners'
    Equity           $    34,661,785    $    46,034,837     $    58,255,574    $    70,979,506     $    96,074,813

(1)      Included in this amount is $582,674,  $443,904,  $259,805, $195,071 and
         $254,873 of interest income for the years ended December 31, 1996, 1995, 1994, 1993, and 1992, respectively. Additionally, revenues include $(32,767), $108,487, $184,033, $968,541 and $417,061 of other income or loss for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

(2)      Registrant  provided  allowances for equipment  impairment of $848,000,
         $13,460,000  (including  $20,000  provided  in  respect  to  a  727-100 aircraft  sold in  August  1993)  and  $8,700,121  (including  $800,000 provided in respect to a 727-100  aircraft  sold in May 1992),  for the years  ended  December  31,  1994,  1993  and  1992,  respectively,  to recognize  the loss in value of  certain  aircraft.  No  allowance  was considered necessary in the 1996 period.

         Additionally, Registrant realized approximately $1,002,000 from the sale of the marketable securities for the year ended December 31, 1995.
         Such amount is included in Net Income (Loss).

(3)      Calculated on a weighted average basis.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Registrant made a cash distribution of $5.50 per Unit with respect to the quarter ended December 31, 1996 (the "1996 Quarter"), which represented an annualized cash distribution rate of 4.4% (based on the initial offering price of $500 per Unit) as compared to $8.00 per Unit with respect to the quarter ended December 31, 1995. For the 1996 Period, cash distributions aggregated $40.50 per Unit (a 8.1% annualized rate) as compared to $32.00 per Unit (a 6.4% annualized rate) with respect to the year ended December 31, 1995 (the "1995 Period").

During the 1996 Period, Registrant generated cash from operations of approximately $10,555,000 (before rent credits), or approximately $24.62 per Unit, as compared to approximately $12,745,000 (before rent credits), or approximately $29.73 per Unit, during the 1995 Period. Additionally, during the 1996 Period, Registrant collected proceeds on the sale of one Boeing 737-200 leased to Southwest Airlines, Inc. of approximately $6,784,000.

During the 1996 Period, Registrant increased its gross aggregate cash reserves, inclusive of collected maintenance reserves and original working capital (1% of original offering proceeds), by an aggregate of approximately $101,000 (as discussed below), from approximately $4,296,000 at December 31, 1995 to approximately $4,397,000 at December 31, 1996. The aggregate cash reserves were comprised of approximately $301,000, which represented undistributed cash from operations and cash from sales, as well as original working capital of $1,929,000 (1% of original offering proceeds) and approximately $2,167,000 of collected maintenance reserves.

Such increase in aggregate cash reserves was the result of an increase of approximately $245,000 of collected maintenance reserves and approximately $56,000 of cash from operations in excess of cash distributions during the 1996 Period.

During the first quarter of 1995, Registrant provided ATA with $150,000 of aggregate rent credits representing Registrant's obligation to contribute $75,000 per aircraft towards bridging "C" check inspections with respect to the two ex-USAir Aircraft leased to ATA. Further, if the transition to ATA's maintenance program requires that the aircraft undergo heavy maintenance checks during the initial lease term, Registrant will contribute an additional $150,000 per aircraft towards the completion of such heavy maintenance checks. Additionally, during the Basic Terms, ATA may request that Registrant retrofit the aircraft to comply with the Stage III noise emission standards pursuant to FAR Part 36. In the event that Registrant consents to retrofitting the aircraft, ATA will make Improvements as may be required to bring the aircraft into compliance with such standards. Upon completion of the improvements (the "Improvements"), Registrant will reimburse ATA for the cost of the Improvements. In consideration for Registrant's consenting to the Improvements, the ATA leases will be extended for a term of five years from the date the aircraft are returned to service. During this five year period, the lease rentals will be increased by an amount reflecting the enhanced value of the aircraft including the Improvements.

As Registrant's aircraft come off-lease (one currently and six of which are scheduled to come off-lease in 1997), it may be necessary for Registrant to use a portion of its operating reserves and/or its anticipated future cash flow, which would otherwise be available for distribution, to upgrade or enhance these aircraft or related engines if Registrant determines that such expenditures are in its best interests in order to maximize remarketing value. Registrant is currently evaluating strategies, including potential engine upgrades for certain aircraft, to increase marketability and is reviewing its possible future obligations to pay for bridging costs in order to facilitate such remarketing. Furthermore, because of market conditions, Registrant may be required to bear some of the related costs of compliance with recent mandatory federal regulations covering maintenance and upgrading of aging aircraft. Registrant's ability to make distributions may be impacted by its obligation to pay such costs.

Registrant has encountered severe competition in attempting to re-lease its aircraft as they have come off-lease due to a surplus in the market of narrow-body aircraft similar to the types owned by Registrant. The substantial costs required to maintain and bring used aircraft into compliance with FAA noise and maintenance requirements adopted since 1990 are the primary factors which have adversely affected the narrow body aircraft market. In addition, Registrant will also have to compete with newer, more fuel efficient aircraft which comply with recently adopted FAA noise requirements. Registrant also believes that as a result of the factors listed above there has been a significant decline in the re-sale value of narrow-body aircraft similar to the types owned by Registrant.

Although Registrant believes that its anticipated gross cash flow in 1997 will be less than its gross cash flow generated in the 1996 Period (approximately 76% of 1996 cash flow based upon gross firm term leases plus the net amounts due under notes issued by Continental as repayment for deferred rent and modification advances), its anticipated cash flow in 1997 and the foreseeable future will be sufficient to pay its operating expenses and make distributions. Cash flow in 1997, as compared to the prior year, will be reduced as a result of the aircraft which come off lease in 1997, as well as the scheduled reduction in Continental's repayment of modification advances and previously deferred rentals.

During the 1996 Period, lease payments due from the following lessees were the source of 10% or more of Registrant's gross rental revenues: Continental (24%), Aloha (21%), ATA (18%), Ladeco (12%) and Southwest (11%).

Of the 18 aircraft originally purchased by Registrant, at December 31, 1996, Registrant had an interest in 12 of the aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft) which had an original cost of approximately $127,678,000 (net book value of approximately $27,529,000). In 1997, excluding rents from renewals, Registrant anticipates receiving approximately $7,732,000 of rentals on non-cancelable leases (inclusive of amounts which may be set-off by lessees against basic rent as reimbursement for certain modifications required under the applicable leases). After deducting operating expenses, the foregoing aggregate rentals are not sufficient to maintain previous distribution levels.

Of the remaining 12 aircraft, six aircraft which generate aggregate gross rental revenues of approximately $4,399,000 per year are scheduled to come off-lease during 1997. Registrant's remaining aircraft are leased pursuant to leases which expire in 1998 (5 aircraft) and the Aloha Aircraft which is presently off lease and is being actively remarketed. (See Item 1, "Business-Recent Developments, Aloha Airlines").

On September 1, 1996, the Registrant and Hawaiian amended the lease agreement of the Hawaiian Aircraft. Under the terms of the agreement, Hawaiian has paid the Registrant a down payment of $450,000 and the balance will be paid in monthly installments (39 payments of $72,000 and then 36 payments of $50,000) until November 30, 2002, at which time Hawaiian has a bargain purchase option on the aircraft. The Registrant has treated this transaction as an installment sale and has classified the net present value of the anticipated future cash flows of approximately $4,052,000 on the balance sheet as note receivable-installment sale. On September 1, 1996 the Registrant removed the associated cost of the equipment and the net carrying value from the books of the Registrant, and recognized a gain on the sale of approximately $1,655,000.

Aloha had leased a Boeing 737-200 Advance Aircraft (the "Aloha Aircraft") whose lease was schedule to expire in accordance with its terms on February 1, 1996. The Aloha Aircraft is subject to a tax benefit transfer lease ("TBT Lease") under which Allied Signal, the TBT Lessor, retains the federal income tax benefits that normally accrue from ownership of the aircraft other than lease rentals. There are approximately three years remaining on the TBT Lease, through May 21, 2000.

Prior to the scheduled expiration of the Aloha lease on February 1, 1996, the Registrant and Aloha agreed to a three month lease extension with rent based on $300 per flight hour. The Registrant and Aloha subsequently agreed on a further short-term lease extension, to October 15, 1996, on the same terms, and on October 15, 1996, the Aloha Aircraft was returned by Aloha to the Registrant at a facility in Marana, Arizona.

At Marana, the Aloha Aircraft is undergoing significant repair and modification work required to bring it into compliance with certain current FAA standards and to make it more readily marketable. The Registrant is currently engaged in actively seeking a new lessee or, possibly a purchaser for the Aloha Aircraft. The Registrant anticipates a lengthy remarketing process for the Aloha Aircraft.

Additionally, Aloha leases another Boeing 737-200 Advance Aircraft from the Registrant which was schedule to expire in accordance with its lease terms on August 15, 1996. Aloha agreed to a fifteen month lease extension at 50% of the prior lease rate.

In September 1996, the Registrant received proposed notices of assessment from the State of Hawaii with respect to general excise tax of approximately $1,338,000 (including interest and penalties) for the years 1991, 1992, 1993 and 1994. The state is alleging that GET is owed by the Registrant with respect to rents received from Aloha Airlines, Inc. and Hawaiian Airlines, Inc. under the leases between the Registrant and each of the airlines.

The leases with both Aloha and Hawaiian provide for full indemnification of the Registrant for such taxes, but the bankruptcy of Hawaiian may relieve Hawaiian of its indemnification obligation for any periods prior to September 21, 1993, when Hawaiian and its affiliates sought bankruptcy protection. In any event, it is the Registrant, as taxpayer, which is ultimately liable for the GET, if it is applicable.

The State of Hawaii has never previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the State of Hawaii is the fact that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Registrant, have separately engaged tax counsel and both airlines are cooperating with the Registrant to vigorously contest the proposed assessments.

Final notices of assessment have not yet been issued. Although there can be no assurance that the contest of the assessments will be successful, the Registrant believes that the state's position on the applicability of GET in this instance is without merit. The Registrant has not recorded any liability as a result of the proposed notices of assessment.

On April 15, 1996, the Registrant sold to Southwest a Boeing 737-200 Advanced aircraft leased to Southwest through May 1996 and early terminated such lease. The Registrant received proceeds of approximately $6,784,000, net of an associated aircraft sales commission and other related costs. The net proceeds from the sale were distributed to the partners of the Registrant in August 1996. The Southwest aircraft was originally purchased by the Registrant in July, 1988 for approximately $12,804,000 inclusive of associated acquisition costs. As of April 15, 1996, when it was sold, the net carrying value of the aircraft was approximately $3,216,000 (net of allowance for equipment impairment of $2,300,000). The Registrant recognized a gain on the sale approximately $3,568,000.

Inflation has not had any material effect on Registrant's revenues since its inception nor does Registrant anticipate any material effect on its business from this factor. The prior softness in the aircraft industry and resulting declines in the value of the types of aircraft owned by Registrant have resulted in Registrant providing allowances for equipment impairment of $848,000, $13,460,000 and $8,700,121 for the 1994 Period, the year ended December 31, 1993 and the year ended December 31, 1992 (the "1992 Period"), respectively. No allowance was considered necessary for the 1996 or 1995 Periods. Additionally, because of the financial troubles of certain airlines which are lessees of Registrant's aircraft, cash flow and, therefore, distributions have been reduced.

In April 1995,  the  General  Partner and  certain  affiliates  entered  into an agreement with Fieldstone pursuant to which Fieldstone performs certain management and administrative services relating to the Registrant. Substantially all costs associated with the retention of Fieldstone will be paid by the General Partner.

Results of Operations - 1996 as Compared to 1995

Registrant's rental revenues decreased by approximately 18% for the 1996 Period as compared to the 1995 Period. The decrease was principally attributable to the following:

i) a 59% reduction in rental revenues on a McDonnell Douglas DC-9-51 aircraft (the "Hawaiian Aircraft") leased to Hawaiian. The Aircraft was sold on an installment basis on September 1, 1996. The reduction in rental revenues recognized represented approximately 14% of the Registrant's 1996 Period rental revenue reduction as compared to the corresponding rental revenues recognized for the 1995 Period;

ii) a reduction in rental revenue on the Southwest Aircraft sold to Southwest on April 15, 1996 offset by an increase in rental revenue as a result of the extension of the lease with Southwest for another Boeing 737-200 Advanced Aircraft for two years beginning November 1995 for 125% of the prior lease rental. The net reduction in rental revenues represented approximately 35% of the Registrant's 1996 Period rental revenue reduction as compared to the corresponding rental revenues recognized for the 1995 Period; and

iii) a 53% reduction in rental revenue on the two Boeing 737-200 Advanced Aircraft leased to Aloha. One of the Aloha Aircraft was originally schedule to come off lease on February 1, 1996 and was renewed on a utilization basis at $300 per flight hour until the aircraft was returned on October 15, 1996, and still remains off lease at December 31, 1996. The other Aloha aircraft lease was originally schedule to expire on August 15, 1996, and was renewed at 50% of its prior lease rate. The reduction in rental revenues recognized under these leases represented approximately 51% of the Registrant's 1996 Period rental revenue reduction as compared to the corresponding rental revenues recognized for the 1995 Period.

Investment interest income increased by approximately 7% for the 1996 Period, as compared to the 1995 Period, primarily because of higher market interest rates during 1996 Period as well as higher balances available for investment in 1996.

In 1996, there was interest on installment sale of the Hawaiian Aircraft of approximately $106,000; no such interest was recorded in the 1995 Period.

Other income/loss decreased for the 1996 Period, as compared to 1995 Period, primarily due to the reduction of interest payments by Continental associated with the repayments of rent deferrals and modification advances.

Depreciation expense decreased by approximately 20% for the 1996 Period, as compared to the 1995 Period, primarily due to the Hawaiian Aircraft and the Southwest Aircraft being sold during the 1996 Period and reduction on the Ladeco Aircraft which has reached its salvage value during or prior to the 1996 Period.

Operating expenses decreased significantly in the 1996 Period, as compared to the 1995 Period, primarily due to rental credits provided to ATA of $150,000 for the completion of "C" checks in the 1995 Period per the lease agreement on the ex-USAir Aircraft leased to ATA.

Management fees decreased approximately 23% for the 1996 Period, as compared to the 1995 Period, due to lower rental income in the 1996 Period on which such fees are based, due to the aircraft sale, and lower renewal rates in 1996 Period.

General and administrative expenses increased approximately 2% in the 1996 Period, as compared to the 1995 Period.

Gain from the sale of aircraft was approximately $5,223,000 in the 1996 Period for the sale of the Southwest and Hawaiian Aircraft. No sales took place in the 1995 Period.

Realized gain on sale of marketable securities was approximately $1,002,000 in the 1995 Period. No such gain was recognized for the 1996 Period. The gain represents the settlement of general unsecured claims the Registrant had with Hawaiian Airlines. Hawaiian issued the Registrant approximately 227,000 shares of Class A Common stock in the reorganized Hawaiian Airlines. Through December 31, 1995 the Registrant sold all shares aggregating approximately $1,046,000.

Registrant's net income for the 1996 Period was $5,988,174 as compared to net income of $1,496,774 recognized in the 1995 Period. The principal reasons for the change in the Registrant's 1996 net income compared to 1995 are:

i) Gain on sale of aircraft in the 1996 Period of approximately $5,223,000 compared with no such gain in the 1995 Period; and

ii) reduction of depreciation expense, approximately $8,608,000 in the 1996 Period as compared to approximately $10,794,000 in the 1995 Period; and

iii) reduction of management fee, $422,000 in the 1996 Period as compared with $548,000 in 1995; and

iv) reduction in operating expense, approximately $85,000 in the 1996 Period as compared with $193,000 in 1995 Period; offset by

v) reduction of rental revenue, approximately $9,734,000 in the 1996 Period compared with approximately $11,820,000 in the 1995 Period; and

vi) reduction in other income (loss) of approximately $33,000 in the 1996 Period compared with a gain of approximately $108,000 in the 1995 Period; and

vii) gain on sale of marketable securities of approximately $1,002,000 in the 1995 Period, compared with no such gain recognized in the 1996 Period.

Results of Operations - 1995 as Compared to 1994

Registrant's rental revenues decreased by approximately 11% for the 1995 Period as compared to the 1994 Period. The decrease was principally attributable to the following:

i) the reduction in rental revenues by approximately 22% attributable to a McDonnell Douglas DC-9-51 aircraft (the "Hawaiian Aircraft") leased to Hawaiian Airlines, Inc. ("Hawaiian"). In September 1994, the Registrant entered into a new lease agreement with Hawaiian which provide for monthly rentals of $60,000 per month through July 31, 1995, which then stepped up to $65,000 through November 1999. The reduction in rental revenues recognized under this new lease represented approximately 15% of the Registrant's 1995 Period rental revenue reduction as compared to the corresponding rental revenues recognized for the 1994 Period;

ii) the reduction in rental revenue by approximately 67% with respect to the Southwest Aircraft extended to Southwest for one year beginning November 1994. The reduction in rental revenues recognized under this lease represented approximately 67% of the Registrant's 1995 Period rental revenue reduction as compared to the corresponding rental revenues recognized for the 1994 Period. The Registrant further extended the lease with Southwest for two years beginning November 1995 for 125% of the prior lease rental; and

iii) the reduction in rental revenue by approximately 16% with respect to the ex-USAir Aircraft remarketed to ATA in November and December 1994 for a period of approximately 39 months. The reduction in rental revenues recognized under these leases represented approximately 18% of the Registrant's 1995 Period rental revenue reduction as compared to the corresponding rental revenues recognized for the 1994 Period.

Investment interest income increased by approximately 71% for the 1995 Period, as compared to the 1994 Period, primarily because of higher market interest rates during 1995 Period as well as higher balances available for investment in 1995.

Other income decreased by approximately 41% for the 1995 Period, as compared to 1994 Period, primarily due to the reduction of interest payments by Continental associated with the repayments of rent deferrals and modification advances.

Depreciation expense decreased by approximately 3% for the 1995 Period, as compared to the 1994 Period, primarily due to the reduction on one of the Ladeco Aircraft which has reached its salvage value in the 1995 Period. Additionally, during the 1995 Period, Registrant did not incur a provision for equipment impairment as compared to $848,000 provided for the 1994 Period.

No provision for doubtful accounts was considered necessary in the 1995 Period, as compared to the 1994 Period where an allowance of approximately $258,000 was set up relating to the lease of the Hawaiian Aircraft.

Operating expenses increased significantly in the 1995 Period, as compared to the 1994 Period, primarily due to rental credits provided to ATA of $150,000 for the completion of "C" checks in the 1995 Period per the lease agreement on the ex-USAir Aircraft leased to ATA.

Management fees increased approximately 5% for the 1995 Period, as compared to the 1994 Period, due to higher cash distributions in the 1995 Period on which such fees are based.

General and administrative expenses increased approximately 6% in the 1995 Period, as compared to the 1994 Period, primarily due to increased investor relations expenses incurred in the 1995 Period.

Realized gain on sale of marketable securities was approximately $1,002,000 in the 1995 Period. No such gain was recognized for the 1994 Period. The gain represents the settlement of general unsecured claims the Registrant had against Hawaiian Airlines. Hawaiian issued the Registrant approximately 227,000 shares of Class A Common stock in the reorganized Hawaiian Airlines. Through December 31, 1995 the Registrant sold all shares aggregating approximately $1,046,000.

Registrant's net income for the 1995 Period was $1,496,774 as compared to net income of $564,907 recognized in the 1994 Period. The principal reasons for the change in the Registrant's 1995 net income compared to 1994 are:

i) gain on sale of marketable securities of approximately $1,002,000 in the 1995 Period; no such gain in the 1994 Period;

ii) no provision for equipment impairment required for the 1995 Period, compared to $848,000 provided for the 1994 Period; and

iii) no provision for doubtful accounts required for the 1995 Period, compared to approximately $258,000 provided for the 1994 Period.

These amounts were partially offset by the decrease in rental revenues of approximately $1,492,000 discussed above.

Item 8.           Financial Statements and Supplementary Data

                          AIRCRAFT INCOME PARTNERS L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                      INDEX





     Independent Auditor's Report

     Independent Auditors' Report

     Financial statements - years ended
       December 31, 1996, 1995 and 1994

           Balance sheets
           Statements of operations
           Statement of partners' equity
           Statements of cash flows
           Notes to financial statements

Schedule:

           II -- Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable or the information is included in the financial statements or notes thereto.

To the Partners of
Aircraft Income Partners L.P.
Greenwich, Connecticut


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Aircraft Income Partners L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aircraft Income Partners L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Hays & Company


February 21, 1997
New York, New York

INDEPENDENT AUDITORS' REPORT


To the Partners of
Aircraft Income Partners L.P.

We have audited the accompanying statements of operations, partners' equity and cash flows of Aircraft Income Partners L.P. for the year ended December 31, 1994. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2 as it relates to the year ended December 31, 1994. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Aircraft Income Partners L.P. for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






March 17, 1995

/s/Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
New York, New York

                                 AIRCRAFT INCOME PARTNERS L.P.

                                         BALANCE SHEETS


                                                                          December 31,

                                                                     1996              1995
                                                                ------------      ------------
 ASSETS

     Leased aircraft - net ................................     $ 27,529,419      $ 41,868,907
     Cash and cash equivalents ............................        6,279,937         7,448,455
     Note receivable - installment sale ...................        3,887,665              --
     Accounts receivable ..................................          769,547         1,388,026
     Deferred rents and modification advances receivable ..          254,432           641,745
     Restricted cash - security deposits ..................          481,677           458,683
     Deferred costs .......................................          223,866           352,226
     Other receivables ....................................          523,915           116,952
     Prepaid expenses .....................................           95,361            90,628
                                                                ------------      ------------

                                                                $ 40,045,819      $ 52,365,622
                                                                ============      ============


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distributions payable ................................     $  2,357,697      $  3,429,378
     Maintenance reserves .................................        2,167,329         1,922,478
     Security deposits payable ............................          481,677           458,683
     Deferred income ......................................          131,550           179,216
     Management fee payable ...............................           94,000           137,000
     Deferred costs payable ...............................           48,016           121,930
     Accounts payable and accrued expenses ................          103,765            82,100
                                                                ------------      ------------

            Total liabilities .............................        5,384,034         6,330,785
                                                                ------------      ------------

Commitments and contingencies (Notes 3, 4, 5, 6, 10 and 12)

Partners' equity
     Limited partners' equity (385,805 units issued .......       50,476,902        60,712,648
        and outstanding)
     General partner's deficit ............................      (15,815,117)      (14,677,811)
                                                                ------------      ------------

            Total partners' equity ........................       34,661,785        46,034,837
                                                                ------------      ------------

                                                                $ 40,045,819      $ 52,365,622
                                                                ============      ============

                              See notes to financial statements.

                                    AIRCRAFT INCOME PARTNERS L.P.

                                      STATEMENTS OF OPERATIONS




                                                                  Year ended December 31,

                                                          1996              1995             1994
                                                     ------------      ------------     ------------
Revenues

     Rental ....................................     $  9,734,331      $ 11,820,084     $ 13,311,690
     Interest ..................................          476,659           443,904          259,805
     Interest - installment note ...............          106,015              --               --
     Other .....................................          (32,767)          108,487          184,033
                                                     ------------      ------------     ------------

                                                       10,284,238        12,372,475       13,755,528
                                                     ------------      ------------     ------------

Costs and expenses
     Depreciation ..............................        8,608,539        10,794,471       11,149,440
     Management fee ............................          422,000           548,000          521,000
     General and administrative ................          336,248           328,439          308,765
     Operating .................................           84,522           192,553           56,452
     Provision for bad debts ...................           66,133              --            257,924
     Interest ..................................            1,570            13,969           49,040
     Provision for equipment impairment ........             --                --            848,000
                                                     ------------      ------------     ------------

                                                        9,519,012        11,877,432       13,190,621
                                                     ------------      ------------     ------------

                                                          765,226           495,043          564,907

Gain on disposition of aircraft - net ..........        5,222,948              --               --

Realized gain from sale of marketable securities             --           1,001,731             --
                                                     ------------      ------------     ------------

Net income .....................................     $  5,988,174      $  1,496,774     $    564,907
                                                     ============      ============     ============

                                    AIRCRAFT INCOME PARTNERS L.P.

                                STATEMENTS OF OPERATIONS (continued)




                                                                  Year ended December 31,

                                                          1996              1995             1994
                                                     ------------      ------------     ------------

Net income attributable to
     Limited partners ..........................     $  5,389,357      $  1,347,097     $    508,416
     General partner ...........................          598,817           149,677           56,491
                                                     ------------      ------------     ------------

                                                     $  5,988,174      $  1,496,774     $    564,907
                                                     ============      ============     ============

Net income per unit of limited partnership
     interest (385,805 units outstanding) ......     $     13.97       $       3.49     $       1.32
                                                     ===========       ============     ============



                                 See notes to financial statements.

                                    AIRCRAFT INCOME PARTNERS L.P.

                                    STATEMENT OF PARTNERS' EQUITY

                            YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                      Limited           General            Total
                                                     Partners'          Partner's        Partners'
                                                      Equity             Deficit          Equity
                                                  ------------      ------------      ------------
Balance, January 1, 1994 ....................     $ 83,162,850      $(12,183,344)     $ 70,979,506

Net income - 1994 ...........................          508,416            56,491           564,907

Distributions to partners ($31.00 per limited
     partnership unit) ......................      (11,959,955)       (1,328,884)      (13,288,839)
                                                  ------------      ------------      ------------

Balance, December 31, 1994 ..................       71,711,311       (13,455,737)       58,255,574

Net income - 1995 ...........................        1,347,097           149,677         1,496,774

Distributions to partners ($32.00 per limited
     partnership unit).......................      (12,345,760)       (1,371,751)      (13,717,511)
                                                  ------------      ------------      ------------
Balance, December 31, 1995 ..................       60,712,648       (14,677,811)       46,034,837

Net income - 1996 ...........................        5,389,357           598,817         5,988,174

Distributions to partners ($40.50 per limited
     partnership unit) ......................      (15,625,103)       (1,736,123)      (17,361,226)
                                                  ------------      ------------      ------------

Balance, December 31, 1996 ..................     $ 50,476,902      $(15,815,117)     $ 34,661,785
                                                  ============      ============      ============




                                 See notes to financial statements.

                                             AIRCRAFT INCOME PARTNERS L.P.

                                               STATEMENTS OF CASH FLOWS




                                                                                   Year ended December 31,
                                                                     ------------------------------------------------
                                                                          1996              1995              1994
                                                                     ------------      ------------      ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
    Net income .................................................     $  5,988,174      $  1,496,774      $    564,907
    Adjustments to reconcile net income to net
       cash provided by operating activities
          Depreciation .........................................        8,608,539        10,794,471        11,149,440
          Realized gain from sale of marketable securities .....             --          (1,001,731)             --
          Provision for equipment impairment ...................             --                --             848,000
          Provision for bad debts ..............................           66,133              --             257,924
          Gain on disposition of aircraft - net ................       (5,222,948)             --                --
    Changes in assets and liabilities
       Accounts receivable .....................................          552,346           281,186          (535,466)
       Deferred rents and modification advances receivable .....          387,313         1,009,001         1,519,546
       Deferred costs ..........................................          128,360           128,360           128,360
       Other receivables .......................................         (406,963)           63,698           (27,946)
       Prepaid expenses ........................................           (4,733)           29,466           (48,340)
       Maintenance reserves ....................................          362,698           803,338           680,623
       Deferred income .........................................          (47,666)             --              72,274
       Management fee payable ..................................          (43,000)           17,000           (24,000)
       Accounts payable and accrued expenses ...................           21,665          (112,900)          (54,857)
       Restricted cash  - security deposits ....................          (22,994)          (20,996)         (124,187)
       Security deposits payable ...............................           22,994            20,996           124,187
                                                                     ------------      ------------      ------------

             Net cash provided by operating activities .........       10,389,918        13,508,663        14,530,465
                                                                     ------------      ------------      ------------

Cash flows from investing activities
    Proceeds from sale of marketable securities ................             --           1,045,941              --
    Proceeds from installment sale note receivable .............          163,985              --                --
    Additions and modifications to leased aircraft - net .......          (73,914)         (167,487)         (121,242)
    Proceeds from sale of aircraft - net .......................        6,784,400              --                --
                                                                     ------------      ------------      ------------

             Net cash provided by (used in) investing activities        6,874,471           878,454          (121,242)
                                                                     ------------      ------------      ------------

                                             AIRCRAFT INCOME PARTNERS L.P.

                                         STATEMENTS OF CASH FLOWS (continued)




                                                                                   Year ended December 31,
                                                                     ------------------------------------------------
                                                                          1996              1995              1994
                                                                     ------------      ------------      ------------
Cash flows from financing activities
    Distributions to partners ..................................      (18,432,907)      (13,288,839)      (13,931,847)
                                                                     ------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents ...........       (1,168,518)        1,098,278           477,376

Cash and cash equivalents, beginning of year ...................        7,448,455         6,350,177         5,872,801
                                                                     ------------      ------------      ------------

Cash and cash equivalents, end of year .........................     $  6,279,937      $  7,448,455      $  6,350,177
                                                                     ============      ============      ============

Supplemental disclosure of cash flow information
    Interest paid ..............................................     $      1,570      $     13,969      $     49,040
                                                                     ============      ============      ============

                                          See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1         ORGANIZATION

         Aircraft Income Partners L.P., (the "Partnership"), was formed in October 1987, under the Delaware Revised Uniform Limited Partnership Act for the purpose of engaging in the business of acquiring and leasing aircraft. The Partnership will terminate on December 31, 2010, or sooner, in accordance with the terms of the Agreement of Limited Partnership (the "Limited Partnership Agreement").

         Limited partners' units were originally issued at a price value of $500 per unit. Five limited partner units were issued to the original limited partner for a capital contribution of $2,500. In addition, the General Partner contributed a total of $9,950 to the capital of the Partnership. Through the final admission of limited partners on May 1, 1989, the Partnership had 14 admissions of limited partners representing an additional 385,800 limited partner units aggregating $192,900,000.

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leases

         The Partnership accounts for all of its leases in accordance with the operating method. Under the operating method, revenue is recognized on a straight-line basis and expenses (including depreciation) are charged to operations as incurred. When the Partnership enters into a utilization arrangement, rents are recorded as earned based upon actual use of the related aircraft.

         Leased aircraft

         The cost of leased aircraft represents the initial cost of the aircraft to the Partnership plus miscellaneous acquisition and closing costs and are carried at the lower of depreciated cost or net realizable value.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2         SUMMARY OF- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         The allowance is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent years and such provisions could be material.

         Financial statements

         The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Partnership.

         Cash and cash equivalents

         For the purpose of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less to be cash equivalents.

         Substantially all of the Partnership's cash and cash equivalents are held at one financial institution.

         Fair value of financial instruments

         The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents and a note receivable. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

         Deferred costs

         Deferred costs represent amounts paid, directly or through rent credits, based upon the terms of certain leases, for maintenance which enhanced the marketability of such aircraft. Deferred costs are amortized over the terms of the remarketed lease.

         Maintenance reserves

         Maintenance reserves represent cash received in accordance with the terms of the leases of certain aircraft, which has been set aside for certain required repairs or scheduled maintenance on the aircraft.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


2         SUMMARY OF- SIGNIFICANT ACCOUNTING POLICIES (continued)
         Deferred income

         Deferred income is comprised of the unearned portion of advance rentals received with respect to the leases of the aircraft.

         Net income and distributions per unit of limited partnership interest

         Net income and distributions per unit of limited partnership interest are computed based upon the number of units outstanding (385,805), during the years ended December 31, 1996, 1995 and 1994.

         Income taxes

         No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

         The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income or losses, which changes could affect the income tax liability of the individual partners.

         Reclassifications

         Certain reclassifications have been made to the financial statements shown for the prior years in order to conform to the current year's classifications.

         Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES(continued)

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of all of the shares of IAFM. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio is also party to an administrative services agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of IAFM. During the year ended December 31, 1996, reimbursable expenses to Wexford by the Partnership amounted to $34,184.

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. For the years ended December 31, 1996, 1995 and 1994, IAFM received or accrued distributions  approximating  $1,736,000,  $1,372,000  and  $1,329,000, respectively.

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

         As compensation for the foregoing services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM earned management fees of $422,000, $548,000 and $521,000, for the years ended December 31, 1996,
         1995 and 1994, respectively.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES(continued)

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4         DEFERRED RENTS AND MODIFICATION ADVANCES RECEIVABLE

         Deferred rents and modification advances receivable from Continental Airlines, Inc. are summarized as follows:

                                                                                       December 31,
                                                                           -----------------------------------
                                                                                 1996                1995
                                                                           ---------------     ---------------
              12% note due in 66 monthly installments of $805
                  commencing June 1, 1992, to  and  including
                  November 1, 1997, the date of expiration.  All
                  installments are of interest and principal.              $         8,346     $        16,468

              12% note due in 56 monthly installments of $907
                  commencing  May 1, 1993, to  and  including
                  December 1, 1997, the date of expiration. All
                  installments are of interest and principal.                       10,211              19,274

              8.64% note due in 42 monthly  installments  of
                  $16,870  commencing  October 1, 1993, to and
                  including  March 1, 1997,  the date of expiration.
                  All installments are of interest and principal.                   49,889     $       239,045

              12% note due in 1 monthly  installment  of $11,286 on
                  November 1, 1993,   followed  by  48  monthly
                  installments   of  $13,984 commencing  December
                  1, 1993, to and  including  November 1, 1997, the
                  date of expiration. All installments are of interest
                  and principal.                                                   144,982             286,055

              12% note  due  in 46 monthly installments of $3,955
                  commencing February 1, 1994, to and including
                  November 1,  1997,  the  date of expiration. All
                  installments are of interest and principal.                       41,004              80,903
                                                                           ---------------     ---------------

                                                                           $       254,432     $       641,745
                                                                           ===============     ===============

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


5         LEASED AIRCRAFT

         Leased aircraft and related equipment, is summarized as follows:

                                                                                       December 31,
                                                                           -----------------------------------
                                                                                 1996                1995
                                                                           ---------------     ---------------
              Five Boeing   737-200   Advanced   aircraft  (net  of
                  accumulated  depreciation  of $33,689,105  and
                  $30,771,499 and an allowance  for equipment
                  impairment of $16,468,000 at December 31,
                  1996 and 1995)                                           $     9,240,270     $    12,157,876

              Four Boeing   727-200   Advanced   aircraft  (net  of
                  accumulated depreciation  of $27,805,929  and
                  $24,286,739 and an allowance for equipment
                  impairment of $9,414,000 at December 31,
                  1996 and 1995)                                                 9,589,060          13,108,250

              Three McDonnell Douglas  DC9-32 aircraft (net of
                  accumulated depreciation of $11,152,473 and
                  $9,864,239  and an allowance  for  equipment
                  impairment  of  $1,618,000  at  December  31,
                  1996 and 1995)                                                 8,700,089           9,988,323

              One McDonnell   Douglas   DC9-51   aircraft (net  of
                  accumulated depreciation  of  $6,274,895  and
                  an allowance  for  equipment impairment of
                  $2,425,000 at December 31, 1995)                                   -               3,104,855

              One Boeing   737-200   Advance   aircraft (net  of
                  accumulated  depreciation  of  $7,321,024  and
                  an allowance  for  equipment  impairment
                  of $2,300,000 at December 31, 1995)                                -               3,509,603
                                                                           ---------------     ---------------
                                                                           $    27,529,419     $    41,868,907
                                                                           ===============     ===============

         Minimum future rentals receivable on noncancelable leases as of December 31, 1996 (except as described below) are due as follows:

              Year ending December 31,
                  1997                            $       7,333,000
                  1998                                    1,586,000
                                                  -----------------
                                                  $       8,919,000
                                                  =================

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


5         LEASED AIRCRAFT (continued)

         The amounts in the above table do not reflect potential rent credits, as provided for under certain leases, to fund the Partnership's obligations under such leases.

         Maintenance and repairs expense for the years ended December 31, 1996, 1995 and 1994 was $1,963, $163,772 and $24,022, respectively.

6         DISTRIBUTIONS TO PARTNERS

         Distributions payable to partners represent distributable cash from operations, as defined in the Limited Partnership Agreement, for the fourth quarter of 1996 and 1995. Distributions payable to limited partners were $5.50 and $8.00 per limited partnership unit and distributions payable to IAFM aggregated $235,770 and $342,938 at December 31, 1996 and 1995, respectively.

7 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

         The principal differences between the financial statements and the tax basis of accounting are accelerated depreciation taken for tax purposes, the tax treatment of an aircraft purchased subject to a tax benefit transfer, and the write-off for tax purposes of certain bad debts provided for financial statement purposes in previous periods offset by provisions for equipment impairment recognized for financial statement purposes. A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                                                   Year ended December 31,
                                                       --------------------------------------------
                                                           1996            1995             1994
                                                       -----------     -----------      -----------
Net income per financial statements ..............     $ 5,988,174     $ 1,496,774      $   564,907

Tax depreciation in (excess) of financial
  statement depreciation .........................         869,343         (15,767)      (1,449,977)

Provision for equipment impairment provided for
  financial statement purposes ...................            --              --            848,000

Difference  between  financial  statements and tax
  basis in aircraft sold or disposed of ..........       4,266,647            --               --

Difference  between  financial  statements and tax
  basis in reserves ..............................         362,698         803,338          680,623

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


7 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

                                                                 Year ended December 31,
                                                  ------------------------------------------------
                                                       1996              1995             1994
                                                  ------------      ------------      ------------
Difference  between tax basis and  financial
  statement  treatment of aircraft subject to
  Temporary Regulation Section
  5c.168(f)(8)-2(a)(5) of the Internal
  Revenue Code ..............................       (1,189,364)       (1,006,685)         (861,209)


Financial statement recognition of advance
  rental payments recognized in prior periods
  for tax purposes ..........................          (47,666)             --              72,274
                                                  ------------      ------------      ------------

Net income (loss) per tax basis .............     $ 10,249,832      $  1,277,660      $   (145,382)
                                                  ============      ============      ============

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

         The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                                           December 31,
                                                      1996             1995
                                                 ------------      ------------
Net assets per financial statements ........     $ 34,661,785      $ 46,034,837

Net carrying value of aircraft .............      (10,631,459)      (15,885,296)

Syndication costs ..........................       22,665,750        22,665,750

Tax basis of aircraft purchased subject to
    Temporary Regulation Section
    5c.168(f)(8)-2(a)(5) of the
    Internal Revenue Code ..................        6,183,974         7,373,338

Receipt of:
     - advanced rental payment .............          131,550           179,216
     - maintenance reserves ................        2,167,329         1,922,478

Other ......................................           65,238            65,238
                                                 ------------      ------------

Net assets per tax basis ...................     $ 55,244,167      $ 62,355,561
                                                 ============      ============

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

8        MAJOR LESSEES

         Revenues from aircraft leased by individual lessees, which generated 10% or more of leasing revenues, are as follows:

                                                                   Year ended December 31,
                                                 --------------------------------------------------------
                                                          1996                1995                1994
                                                 ----------------    ----------------    ----------------

           Continental Airlines, Inc.             $     2,322,000    $      2,322,000    $      2,322,000
           % of revenues                                  24%                 20%                 17%

           Aloha Airlines, Inc.                   $      2,023,650   $      3,095,216    $      3,095,216
           % of revenues                                  21%                 26%                 23%

           American Trans Air, Inc.               $     1,781,168    $      1,781,168    $           -
           % of revenues                                  18%                 15%                 - %

           Ladeco S.A.                            $     1,140,000    $      1,140,000    $           -
           % of revenues                                  12%                 10%                 - %

           Southwest Airlines, Co.                $     1,087,667    $      1,817,000    $      2,812,613
           % of revenues                                  11%                 15%                 21%

           USAir, Inc.                            $          -       $           -       $      1,648,995
           % of revenues                                  -%                   -%                  12%

9         BUSINESS SEGMENTS

         The Partnership leases aircraft domestically and in foreign countries. Below is a breakdown of the Partnership's aircraft and operating results by geographic location:

                                                                     Year ended December 31, 1996
                                                     -------------------------------------------------------
                                                           United             Western
                                                            States            Pacific              Chile
                                                     ----------------    ---------------     ---------------
                  Rental revenues                    $      7,699,275    $       895,056     $     1,140,000
                  Net income (loss)                  $      5,453,602    $      (201,373)    $       735,945
                  Leased aircraft - net              $     21,522,018    $     3,564,751     $     2,442,650

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31,1996, 1995 AND 1994

9         BUSINESS SEGMENTS (continued)

                                                                     Year ended December 31, 1995
                                                     -------------------------------------------------------
                                                           United             Western
                                                            States            Pacific              Chile
                                                     ----------------    ---------------     ---------------
                  Rental revenues                    $      9,785,028    $       895,056     $     1,140,000
                  Net income (loss)                  $      2,130,886    $      (194,220)    $      (439,892)
                  Leased aircraft - net              $     34,574,058    $     4,557,407     $     2,737,442

                                                                     Year ended December 31, 1994
                                                     -------------------------------------------------------
                                                           United             Western
                                                            States            Pacific              Chile
                                                     ----------------    ---------------     ---------------
                  Rental revenues                    $     11,276,634    $       895,056     $     1,140,000
                  Net income (loss)                  $      1,606,904    $      (231,241)    $      (810,756)
                  Leased aircraft, net               $     42,904,076    $     5,550,063     $     4,209,239


10        COMMITMENTS AND CONTINGENCIES

         a Southwest Airlines Co.

         During May 1991, the Partnership entered into a 23-month lease with Southwest Airlines Co. ("Southwest"). In August 1992, Southwest agreed to extend the lease of one Boeing 737-200 Advanced aircraft for an additional three year period at a reduced rate. Additionally, the Partnership had agreed to contribute certain amounts towards the installation of a Traffic Collision Avoidance System and windshear detection, amongst other items, in the form of rent credits. To date, the Partnership has contributed approximately $304,000 as rent credits.

         In July 1995, Southwest agreed to a second lease extension on the lease scheduled to terminate in November 1995, for an additional two year period. During the second lease extension, the lease provides for increased rentals of approximately 125% of the prior lease rate.

         In July 1994, Southwest agreed to extend the lease of another Boeing 737-200 Advanced aircraft, originally scheduled to terminate in November 1994, for an additional one year period. During the extension period, the lease provided for reduced rentals equal to approximately 29% of the original lease rate.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

10        COMMITMENTS AND CONTINGENCIES (continued)

         a Southwest Airlines Co. (continued)

         On April 15, 1996, the Partnership sold the Southwest the Boeing 737-200 Advanced aircraft leased to Southwest. The Partnership received proceeds of approximately $6,784,000, net of an associated aircraft sales commission and other related costs. The net proceeds from the sale were distributed to the partners of the Partnership in August 1996. The Southwest aircraft was originally purchased by the Partnership in July 1988 for approximately $12,804,000 inclusive of associated acquisition costs. As of April 15, 1996, when it was sold, the net carrying value of the aircraft was approximately $3,216,000 (net of allowance for equipment impairment of $2,300,000).

         b Hawaiian Airlines, Inc.

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

         Hawaiian had failed to make required monthly payments due November 1992 and December 1992, under a lease restructuring. In January 1993, IAFM along with a certain affiliated entities, entered into an interim settlement agreement with Hawaiian, pursuant to which Hawaiian consented to the issuance of a temporary restraining order with the First Circuit Court of Hawaii, requiring Hawaiian to cease operating the Hawaiian Aircraft without compensation to the Partnership.

         In March 1993, the Partnership agreed to forebear from filing a restraining order in consideration of Hawaiian's agreement to make four weekly rental payments aggregating $50,000; all four payments were made by Hawaiian. On May 18, 1993, Hawaiian proposed a revised restructuring plan under which Hawaiian established a fair market value rental for the Hawaiian Aircraft equal to approximately $55,000 per month. Under the revised restructuring plan, Hawaiian was scheduled to pay 80% of the fair market rental, on a weekly basis, through December 1993.

         In July 1993, Hawaiian indicated that due to its continuing cash flow problems, it would seek to further reduce its rental payments to approximately 50% of the fair market rental (approximately $27,500 per month). Hawaiian continued to operate the Hawaiian Aircraft and had paid monthly rentals equal to approximately $27,500 per month, on a weekly basis, through December 1993.

         In January 1994, Hawaiian commenced making weekly rental payments equal to approximately $60,000 per month. Hawaiian had continued to make its weekly payments at such rate through September 1, 1994.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

10        COMMITMENTS AND CONTINGENCIES (continued)

         b Hawaiian Airlines, Inc. (continued)


         In September 1994, the Partnership entered into a new lease (the "New Lease") with Hawaiian which commenced on the Effective Date. The New Lease provided for monthly rentals of $60,000, payable on a weekly basis, which stepped up to $65,000 per month effective August 1, 1995 through November 1999.

         The Partnership and Hawaiian had entered into an agreement to settle both the Partnership's proof of claim and its administrative claim filed in the Hawaiian bankruptcy case with respect to the Hawaiian Aircraft. Hawaiian has since settled such claims through the issuance of Hawaiian Class A Common stock to the Partnership. During 1995, the Partnership sold all shares for net proceeds aggregating $1,045,941.

         On September 1, 1996, the Partnership and Hawaiian amended the lease agreement of the Hawaiian Aircraft. Under the terms of the agreement, Hawaiian paid the Partnership a down payment of $450,000 and the balance will be paid in monthly installments (39 payments of $72,000 and then 36 payments of $50,000) until November 30, 2002, at which time Hawaiian has a bargain purchase option of the aircraft. The Partnership has treated this transaction as an installment sale and has classified the net present value of the anticipated future cash flows of approximately $4,052,000 on the balance sheet as note receivable-installment sale. On September 1, 1996 the Partnership removed the associated cost of the equipment and the net carrying value from the books of the Partnership, and recognized a gain on the sale of approximately $1,655,000.

         c Continental Airlines, Inc.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

10        COMMITMENTS AND CONTINGENCIES (continued)

        c Continental Airlines, Inc. (continued)

         In October 1991, the Partnership and Continental restructured the leases of the three McDonnell Douglas Model DC9-32 aircraft (the "Continental Restructured Leases"), under which the leases were extended to December 1, 1997. Pursuant to the restructuring, rents accrued at a rate of $76,500 per aircraft per month effective September 1, 1990 for 13 months, with simple interest accruing at a rate of 12% per annum (the "Continental Deferred Rents") and were to be repaid over a 36 month period commencing July 1, 1992. The accrual of such interest is included in other revenue on the statements of operations and the related receivable is included in deferred rents and modification advances receivable on the balance sheets.

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

         Continental is obligated to repay the aggregate rental credits taken, as well as any modifications funded by the Partnership, over the remaining term of the Continental Restructured Leases accruing interest at a rate of 12% per annum. To date, such credits and Partnership fundings have aggregated approximately $762,400 and the remaining amounts to be recovered are included in deferred rents and modification advances receivable on the balance sheets as of December 31, 1996 and 1995.

         In October 1992, the Partnership and Continental entered into an agreement to defer rentals due under the Continental Restructured Leases for a three month period beginning January 1, 1993 (the "Second Continental Rent Deferral"). Pursuant to the terms of the Second Continental Rent Deferral, the deferred rents (aggregating $580,500), plus interest accruing at a rate equal to 8.64%. Through March 31, 1997, Continental has repaid the Second Continental Rent Defferal.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

         d     Continental Air Micronesia

         On January 20, 1993, the Partnership leased a Boeing 727-200 Advanced aircraft to Continental for a term of approximately 71 months to be used by Continental Air Micronesia (the "Air Mike Lease"). The Air Mike Lease provides for a monthly base rent of $76,750, subject to adjustments for rental credits relating to initial modifications (including Traffic Collision Avoidance Systems, windshear detection, upgrade avionics and auxiliary fuel tank) aggregating approximately $794,000, of which approximately $300,000 has been contributed in cash and the balance will be contributed in the form of rental credits provided to Continental. Continental will be allowed to take such rental credits ($13,741 per month through May 1996) such that they will recoup their aggregate cost of the initial modifications over a 36 month period with interest at 9.31% per annum. Further, the Partnership has agreed to provide up to $813,500 of financing for certain new image modifications through credits ("Lessor Financing") against base rental payments due from Continental. Continental will then repay any Lessor Financing credits through monthly installments which will be amortized at the rate of 9.31% per annum over the then remaining lease term. Through December 31, 1996, the Partnership had provided financing of approximately $755,000. Such amounts, net of amounts repaid, are included within deferred costs on the balance sheet at December 31, 1996 and 1995.

         e      Ladeco S.A.

         During 1993, the Partnership consummated two leases with Ladeco S.A. ("Ladeco"), each for a Boeing 737-200 Advanced aircraft for terms of 48 and 60 months. Both leases provide for, among other things, monthly rentals of $47,500 each, plus certain maintenance reserves for engines and landing gear, based upon the number of hours flown. As of December 31, 1996, such maintenance reserves aggregated approximately $1,376,000. At lease inception of both aircraft, Ladeco paid a security deposit of $125,000 per aircraft. Pursuant to the terms of the above mentioned leases, the Partnership removed the two aircraft from the United States Federal Aviation Administration ("FAA") Registry causing the aircraft to be re-registered under Chilean Registry. The Partnership may be obligated to contribute in the form of rental credits, to the completion of certain airworthiness directives and FAA regulations based on certain thresholds. The amount of such obligation, if any, is undeterminable at this time.

         f American Trans Air, Inc.

         In November 1993, Alaska Airlines, Inc. ("Alaska"), the lessee of a Boeing 727-200 Advanced aircraft (in which the Partnership owns an undivided 47.92231% joint venture interest) (the "JV Aircraft") and the Partnership agreed to terminate the lease which was to have originally terminated on May 1, 1994 (the "Alaska JV Lease"). In conjunction with the early termination of the Alaska JV Lease, the Partnership leased

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

10        COMMITMENTS AND CONTINGENCIES (continued)

         f American Trans Air, Inc. (continued)


         the JV Aircraft to American Trans Air, Inc. ("ATA") for a term of approximately 36 months (the "ATA Lease"). The ATA Lease provides for monthly rentals of $63,500 of which approximately $30,400 is attributable to the Partnership's undivided interest in the JV Aircraft. Additionally, Alaska made a termination payment based on the difference between the remaining Alaska JV Lease rentals due and the ATA Lease rate discounted at 8% for the period from the delivery date of the ATA Lease through May 1, 1994.

         In May 1996, ATA exercised its renewal option for the JV Aircraft. The lease, originally scheduled to expire in November 1996, was renewed for an additional two years at the same lease rate.

         g Aloha Airlines, Inc.

         In December 1993, Aloha Airlines, Inc. ("Aloha"), the lessee of a Boeing 737-200 Advanced aircraft (the "Aloha Aircraft") and the Partnership agreed to amend the terms of its lease which was originally scheduled to terminate on September 1, 1994. Pursuant to the lease amendment, Aloha agreed to extend the term of the lease to February 1, 1996, providing for rentals of approximately 66% of the original lease rate plus maintenance reserves, both payable quarterly in arrears. As of December 31, 1996, the balance for such maintenance reserves is approximately $791,000, inclusive of a $391,000 return provision allowance.

         The Aloha Aircraft is subject to a tax benefit transfer lease ("TBT Lease") under which Allied Signal, the TBT Lessor, retains the federal income tax benefits that normally accrued from ownership of the aircraft other than lease rentals. There are approximately three years remaining on the TBT Lease, until May 21, 2000.

         Prior to the originally scheduled expiration of the Aloha lease on February 1, 1996 the Partnership and Aloha agreed to a three month lease extension with rent based on $300 per flight hour. The Partnership and Aloha subsequently agreed on a further short-term lease extension, to October 15, 1996, on the same terms, and on October 15, 1996, the Aloha Aircraft was returned by Aloha to the Partnership at a facility in Marana, Arizona.

         At Marana, the Aloha Aircraft is undergoing significant repair and modification work required to bring it into compliance with certain current FAA standards and to make it more readily marketable. The Partnership is currently engaged in actively seeking a new lessee or, possibly a purchaser, for the Aloha Aircraft. The Partnership anticipates a lengthy remarketing process for the Aloha Aircraft.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

10        COMMITMENTS AND CONTINGENCIES (continued)

         g Aloha Airlines, Inc. (continued)

         Additionally, Aloha leases another Boeing 737-200 Advanced aircraft from the Partnership which was scheduled to expire in accordance with its lease terms on August 15, 1996. Aloha agreed to a fifteen month lease extension at 50% of the prior lease rate.

         h USAir, Inc.

         In October 1994, USAir, Inc. ("USAir"), the lessee of two Boeing 727-200 Advanced aircraft (the "USAir Aircraft"), notified the Partnership of its intention to terminate the leases relating to such aircraft effective December 31, 1994. In light of USAir's intention to terminate its leases, the Partnership entered into lease negotiations with ATA in an effort to remarket the USAir Aircraft to ATA. To meet certain ATA fleet scheduling needs, USAir agreed, pursuant to an early termination agreement, to return one aircraft in November 1994 and the second aircraft in December 1994. The Partnership consummated the lease of one of the USAir Aircraft to ATA in November 1994 and the lease of the second USAir Aircraft in December 1994 (collectively the "ATA Leases"). Each of the ATA Leases, with an initial term of approximately 39 months ("Basic Term"), provides for monthly rentals of $59,000. The Partnership has contributed in the form of cash or rental credits during early 1995, $75,000 per aircraft towards bridging "C" check inspections. In addition, if the transition to ATA's maintenance program requires that both USAir Aircraft undergo heavy maintenance checks during the Basic Term, an additional $150,000 per aircraft will be contributed by the Partnership towards the completion of such work.

         Additionally, during the Basic Term, ATA may request that the Partnership retrofit the ex-USAir Aircraft to comply with the Stage III noise emission standards pursuant to FAR Part 36 of the Federal Aviation Registry Act. In the event that the Partnership consents to the retrofitting of the USAir Aircraft, ATA will perform such work (the "Improvements") as may be required to bring such aircraft into compliance with such standards. Upon completion of the Improvements and the return of the USAir Aircraft to revenue service, the Partnership will reimburse ATA for the cost of the Improvements. In consideration for the Partnership's consenting to the Improvements, the ATA Leases will be extended for a term of five years from the date such aircraft are returned to service. During this five year period, the monthly rentals shall be increased by an amount reflecting the enhanced value of the USAir Aircraft including the Improvements. In addition, at lease inception, ATA paid security deposits of $59,000 per aircraft.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

10        COMMITMENTS AND CONTINGENCIES (continued)

         i Tax assessment

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

         The leases with both Aloha and Hawaiian provide for full indemnification of the Partnership for such taxes, but the bankruptcy of Hawaiian may relieve Hawaiian of its indemnification obligation for any periods prior to September 21, 1993, when Hawaiian and its affiliates sought bankruptcy protection. In any event, it is the Partnership, as taxpayer, who is ultimately liable for the GET, if it is applicable.

         The state of Hawaii has never previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the state of Hawaiian is the fact that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Partnership, have separately engaged tax counsel and, both airlines are cooperating with the Partnership to vigorously contest the proposed assessments.

         Final notices of assessments have not yet been issued. Although there can be no assurance that the contest of the assessments will be successful, the Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any liability as a result of the proposed notices of assessments.

         j Complaints

         In December 1993, a class action complaint was filed by Carla Wright, Plato Kinias, Gertrude E. Boland and Hilda Duarte purportedly on behalf of the limited partners of the Partnership in the Supreme Court of the State of New York, County of New York (the "New York Action"). This action was substantially identical to a class action filed by certain of the same plaintiffs in March 1993, in the District of Columbia Superior Court, which action was dismissed in October 1993. The New York Action also named as defendants the Partnership, IAFM, Dean Witter Reynolds, Inc., Integrated Resources Marketing, Inc., Integrated Resources Equity Corporation and CAMI. The complaint alleged, among other things, that the offering material used in connection with the Partnership's 1988 public offering of limited partnership units contained false and misleading representations constituting common law fraud, breach of fiduciary duty and negligence on the part of the

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

10        COMMITMENTS AND CONTINGENCIES (continued)

         j Complaints (continued)

         defendants.   The  complaint  sought   rescission  of  the  plaintiffs'
         investment in the Partnership plus rescissionary and compensatory damages, plus interest and punitive damages.

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

         The Partnership has reimbursed IAFM approximately $62,000 during 1996 representing legal fees incurred by IAFM arising from such litigation.

11        AIRCRAFT SALES

         On April 15, 1996, the Partnership sold to Southwest a Boeing 737-200 Advanced aircraft leased to Southwest. The Partnership received proceeds of approximately $6,784,000, net of an associated aircraft sales commission and other related costs. The net proceeds from the sale were distributed to the partners of the Partnership in August 1996. The Southwest aircraft was originally purchased by the Partnership in July, 1988 for approximately $12,804,000 inclusive of associated acquisition costs. As of April 15, 1996, when it was sold, the net carrying value of the aircraft was approximately $3,216,000 (net of allowance for equipment impairment of $2,300,000).

         On September 1, 1996, the Partnership and Hawaiian amended the lease agreement of the Hawaiian Aircraft. Under the terms of the agreement, Hawaiian will pay the Partnership a down payment of $450,000 and the balance will be paid in monthly installments (39 payments of $72,000 and then 36 payments of $50,000) until November 30, 2002, at which time Hawaiian has a bargain purchase option of the aircraft. The Partnership has treated this transaction as an installment sale and has classified the net present value of the anticipated future cash flows of approximately $4,052,000 on the balance sheet as note receivable-installment sale. On September 1, 1996 the Partnership removed the associated cost of the equipment and the net carrying value from the books of the Partnership, and recognized a gain on the sale of approximately $1,655,000.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


12        STATUS OF INTEGRATED

         On February 13, 1990, Integrated, the former parent of IAFM, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. While the Integrated bankruptcy did not directly affect the Partnership's operations, it has resulted in certain changes.

         On August 8, 1994, the Bankruptcy Court confirmed a Plan of Reorganization (the "Steinhardt Plan") proposed by Steinhardt Management Company and the official Committee of Subordinated Bondholders, and on November 3, 1994, the Steinhardt Plan was
         consummated. Presidio purchased substantially all of the assets of Integrated, including its interest in IAFM. Presidio is a British Virgin Islands corporation owned 12% by IR Partners, a general partnership, and 88% by former creditors of Integrated.

         In March 1995, Presidio elected new directors for IAFM. However, some of its executive officers remain the same and certain of Integrated's former employees who performed services with respect to the Partnership have been hired by Wexford Management Corp., formerly Concurrency Management Corp., which provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the
         Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford.


                                            AIRCRAFT INCOME PARTNERS L.P.
                                                                                                        Schedule II
                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                  Additions
                                                          ----------------------
                                          Balance at      Charged to    Charged                          Balance at
                                        Beginning of      Costs and     to Other                           End of
               Description                 Period         Expenses      Accounts      Deductions           Period
               -----------                 ------         --------      --------      ----------           ------
YEAR ENDED DECEMBER 31, 1996

Leased aircraft - valuation
     allowance for equipment
     impairment

     Six Boeing 737-200 Advanced
        aircraft ..................     $18,768,000     $   --       $      --       $ 2,300,000(A)     $16,468,000

     Four Boeing 727-200 Advanced
        aircraft ..................       9,414,000         --              --              --            9,414,000

     Three McDonnell Douglas DC9-32
        aircraft ..................       1,618,000         --              --              --            1,618,000

     One McDonnell Douglas DC9-51
        aircraft ..................       2,425,000         --              --         2,425,000(A)            --

Allowance for uncollectible
     accounts - accounts receivable            --           --              --              --                 --
                                        -----------     --------     -----------     -----------        -----------

                                        $32,225,000     $   --       $      --       $ 4,725,000        $27,500,000
                                        ===========     ========     ===========     ===========        ===========


(A) Amounts reresent  valuation  allowances for equipment  impirment relating to certain equipment sold during 1996.
                                                                                                        (continued)

                                            AIRCRAFT INCOME PARTNERS L.P.
                                                                                                           Schedule II
                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)



                                                                  Additions
                                                          ----------------------
                                          Balance at      Charged to    Charged                             Balance at
                                        Beginning of      Costs and     to Other                              End of
               Description                 Period         Expenses      Accounts      Deductions              Period
               -----------                 ------         --------      --------      ----------              ------
YEAR ENDED DECEMBER 31, 1995

Leased aircraft - valuation
     allowance for equipment
     impairment

     Six Boeing 737-200 Advanced
        aircraft ..................     $ 18,768,000     $   --       $       --     $       --           $ 18,768,000

     Four Boeing 727-200 Advanced
        aircraft ..................        9,414,000         --               --             --              9,414,000

     Three McDonnell Douglas DC9-32
        aircraft ..................        1,618,000         --               --             --              1,618,000

     One McDonnell Douglas DC9-51
        aircraft ..................        2,425,000         --               --             --              2,425,000

Allowance for uncollectible
     accounts - accounts receivable        1,176,065         --               --      (1,176,065)(B)             --
                                        ------------     --------     ----------      ------------        ------------

                                        $ 33,401,065     $   --       $       --     $(1,176,065)         $ 32,225,000
                                        ============     ========     ==========      ============        ============



(B) Represents allowance for uncollectable accounts written-off during 1995.
                                                                                                           (continued)

                                            AIRCRAFT INCOME PARTNERS L.P.
                                                                                                          Schedule II
                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)



                                                                   Additions
                                                           -----------------------
                                          Balance at       Charged to     Charged                       Balance at
                                        Beginning of       Costs and      to Other                        End of
               Description                 Period          Expenses       Accounts      Deductions        Period
               -----------                 ------          --------       --------      ----------        ------
YEAR ENDED DECEMBER 31, 1994

Leased aircraft - valuation
     allowance for equipment
     impairment

     Six Boeing 737-200 Advanced
        aircraft ..................     $18,336,000     $   432,000     $      --      $      --       $18,768,000

     Four Boeing 727-200 Advanced
        aircraft ..................       9,414,000            --              --             --         9,414,000

     Three McDonnell Douglas DC9-32
        aircraft ..................       1,202,000         416,000            --             --         1,618,000

     One McDonnell Douglas DC9-51
        aircraft ..................       2,425,000            --              --             --         2,425,000

Allowance for uncollectible
     accounts - accounts receivable         918,141         257,924            --             --         1,176,065
                                        -----------     -----------     -----------    -----------     -----------

                                        $32,295,141     $ 1,105,924     $      --      $      --       $33,401,065
                                        ===========     ===========     ===========    ===========     ===========


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III


Item 10. Directors and Executive Officers of Registrant

Registrant has no officers or directors. The General Partner manages and controls substantially all of the affairs of Registrant. The names and positions held by the officers and directors of the General Partner as of March 1, 1997 are as follows:

            Name                                              Position
            ----                                              --------
Robert Holtz                  Director and Vice President
----------------------------- -----------------------------------------------------------
Mark Plaumann                 Director and Vice President
----------------------------- -----------------------------------------------------------
Douglas J. Lambert            President, Treasurer, Secretary and Chief Financial Officer
----------------------------- -----------------------------------------------------------
Jay L. Maymudes               Vice President
----------------------------- -----------------------------------------------------------
Arthur H. Amron               Vice President and Assistant Secretary
----------------------------- -----------------------------------------------------------

Each director and officer of the General Partner will hold office until the next annual meeting of stockholders of the General Partner and until his successor is elected and qualified.

Robert Holtz, age 29, has been a Vice President and Director of the General Partner since November 1994, a Vice President and Secretary of Presidio since its formation in August 1994 and a Vice President and Assistant Secretary of Resurgence Properties, Inc. ("Resurgence"), a company engaged in diversified real estate activities since its formation in March 1994. Mr. Holtz is also a Director and Vice President of XRC Corp., a holding company that holds certain former assets of Integrated, since its formation in October 1994. Mr. Holtz has been a Member and Senior Vice President of Wexford since January 1996. From May 1994 through December 1995, Mr. Holtz was employed as a Vice President of Wexford Management Corp., the advisor and manager of Presidio and Resurgence. From 1989 through May 1994, Mr. Holtz was employed by, and since 1993 was a Vice President of, Bear Stearns Real Estate, a firm engaged in all aspects of real estate, where he was responsible for analysis, acquisitions and management of the assets owned by Bear Stearns Real Estate and its clients.

Mark Plaumann, age 41, has been a Director and Vice President of the General Partner since March 1995. Mr. Plaumann has been a Senior Vice President of Wexford since January 1996. From February 1995 through December 1995, Mr. Plaumann was employed by Wexford Management Corp. as a Vice President. Mr. Plaumann has been a director of Technology Service Group, Inc., a comany engaged in the design, development, manufacturing and sale of public communications products and services, since March 1997, and a director in Wahlco Environmental Systems, Inc., a company engaged in the sale of air pollution control and specialty engineered products, since June 1996. Mr. Plaumann was employed by Alvarez & Marsal, Inc., a crisis management consultant, as a Managing Director from February 1990 through January 1995, by American Healthcare Management, Inc., an owner operator of hospitals from February 1985 to January 1990, and by Ernst & Young from January 1973 to February 1985.

Douglas J. Lambert, age 39, was elected President, Treasurer and Secretary of the General Partner in March 1995. Mr. Lambert has been a Vice President of Wexford since January 1996. From November 1994 through December 1995, Mr. Lambert was employed by Wexford Management Corp. as an officer of the various equipment leasing subsidiaries of Presidio. Mr. Lambert joined Integrated in 1983. Mr. Lambert has held various financial reporting positions for both public and private equipment leasing affiliates of Integrated. In 1992, Mr. Lambert became Senior Vice President in charge of finance in the Aircraft Group/Private Placement Division.

Jay L. Maymudes, age 36, has been a Vice President of the General Partner since November 1994, the Chief Financial Officer, a Vice President and Treasurer of Presidio since its formation in August 1994, the Chief Financial Officer and a Vice President of Resurgence since July 1994. In addition, he served as Assistant Secretary of Resurgence until February 1995, when he became the Secretary. Mr. Maymudes is also a Vice President, Secretary and Treasurer of XRC Corp., since its formation in October 1994. Mr. Maymudes has been a Senior Vice President and Chief Financial Officer of Wexford since January 1996. From July 1994 through December 1995, Mr. Maymudes was employed by Wexford Management Corp. as the Chief Financial Officer and a Vice President. From December 1988 through June 1994, Mr. Maymudes was the Secretary and Treasurer, and since February 1990 was the Senior Vice President of Dusco, Inc., a real estate investment advisor.

Arthur H. Amron, age 40, has been a Vice President and Assistant Secretary of the General Partner and certain other subsidiaries of Presidio since November 1994. Mr. Amron has been a Senior Vice President and General Counsel of Wexford since January 1996. From November 1994 through December 1995, Mr. Amron was employed by Wexford Management Corp. as Vice President and General Counsel. From 1992 through November 1994, Mr. Amron was an attorney with the law firm of Schulte, Roth & Zabel. From 1984 through 1992, Mr. Amron was an attorney with the law firm of Debevoise & Plimpton.

Messrs. Holtz and Plaumann also serve as directors of the general partners of the following limited partnerships whose limited partnership units are registered under Section 12 of the Exchange Act: the American Leasing Investors series of limited partnerships (Holtz and Plaumann), the National Lease Income Fund series of limited partnerships (Holtz and Plaumann), High Cash Partners, L.P. (Holtz and Plaumann), Resources Pension Shares 5, L.P. (Holtz) and Vista Properties (Plaumann). Each of the foregoing general partners is affiliated with the Managing General Partner.

For information with respect to an agreement between the General Partner and ACG regarding the performance of certain supervisory and administrative services by ACG with respect to Registrant see Item 1, "Business Employees".

Registrant believes, based on written representations received by it, that for the year ended December 31, 1996 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of Registrant's securities, Registrant's general partners and the officers and directors of such general partners, were complied with.

Item 11. Executive Compensation

Registrant is not required to pay any compensation to the officers or directors of the General Partner. The General Partner does not currently pay any compensation to any of its officers or directors. See Item 13, "Certain Relationships and Related Transactions".

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1997, no person owned of record or was known by Registrant to own beneficially more than 5% of the Units of Registrant.

As of March 1, 1997, none of the officers and directors of the General Partner was known by Registrant to beneficially own Units or shares of Presidio, the parent of the General Partner.

The following table sets forth certain information known to Registrant with respect to beneficial ownership of the Class A Shares of Presidio as of March 1, 1997, by each person who beneficially owns 5% or more of the Class A Shares, U.S. $.01 par value. The holders of Class A Shares are entitled to elect three out of the five members of Presidio's Board of Directors with the remaining two directors being elected by holders of the Class B Shares, U.S. $.01 par value of Presidio.

                                              Beneficial                Ownership
Name of Beneficial Owner                  Number of Shares        Percentage Outstanding
----------------------------------------- -----------------  ---------------------------
Thomas F. Steyer/Fleur A. Fairman            4,553,560(1)              51.8%
----------------------------------------- -----------------  ---------------------------
John M. Angelo/Michael L. Gordon             1,231,762(2)              14.0%
----------------------------------------- -----------------  ---------------------------
Intermarket Corp.                            1,000,918(3)              11.4%
----------------------------------------- -----------------  ---------------------------
M.H. Davidson and Co.                          474,205(4)               5.4%
----------------------------------------------------------------------------------------


(1)    As the  managing  partners of each of  Farallon  Capital  Partners,  L.P.
       ("FCP"), Farallon Capital Institutional Partners, L.P. ("FCIP"), Farallon
       Capital Institutional Partners II, L.P. ("FCIP II") and Tinicum Partners,
       L.P. ("Tinicum"),  (collectively, the "Farallon Partnerships"),  may each be deemed to own  beneficially for purposes of Rule 13d-3 of the Exchange
       Act  the   1,397,318,   1,610,730,   607,980  and  241,671  shares  held,
       respectively, by each of such Farallon Partnerships.

       Farallon Capital Management, LLC ("FCMLLC"), the investment advisor to certain discretionary accounts which collectively hold 695,861 shares and Enrique H. Boilini, David I. Cohen, Joseph F. Downes, Jason M. Fish,
       Andrew B. Fremder, William F. Mellin, Steven L. Millham, Meridee A. Moore and Thomas F. Steyer, as a managing member of FCMLLC (collectively, the "Managing Members") may be deemed to be the beneficial owner of all of the shares owned by such discretionary accounts. FCMLLC and each Managing
       Member disclaims any beneficial ownership of such shares.

       Farallon Partners,  LLC ("FPLLC") (the general partner of FCP, FCIP, FCIP
       II and Tinicum),  and each of Fleur A. Fairman,  Mr. Boilini,  Mr. Cohen,
       Mr. Downes, Mr. Fish, Mr. Fremder, Mr. Mellin, Mr. Millham, Ms. Moore and
       Mr. Steyer, each as managing member of FPLLC (collectively, the "Managing
       Members"), may be deemed to be the beneficial owner of all of the shares owned by FCP, FCIP, FCIP II and Tinicum. FPLLC and each managing Member disclaims any beneficial ownership of such shares.

(2)    John  M.  Angelo  and  Michael  L.  Gordon,   the  general  partners  and
       controlling persons of AG Partners, L.P., which is the general partner of
       Angelo,  Gordon & Co., L.P., may be deemed to have  beneficial  ownership under  Section 13(d) of the Exchange Act of the  securities  beneficially owned by Angelo, Gordon & Co., L.P. and its affiliates.  Angelo, Gordon &
       Co., L.P., a registered investment advisor,  serves as general partner of various  limited  partnerships  and as investment  advisor of third party accounts with power to vote and direct the  disposition of Class A Shares owned by such limited partnerships and third party accounts.

(3)    Intermarket   Corp.   serves  as  General  Partner  for  certain  limited
       partnerships  and as  investment  advisor  to  certain  corporations  and foundations. As a result of such relationships,  Intermarket Corp. may be deemed  to have the  power to vote and the  power to  dispose  of Class A shares held by such partnerships, corporations and foundations.

(4)    Marvin H. Davidson,  Thomas L. Kempner Jr.,  Stephen M. Dowicz,  Scott E.
       Davidson and Michael J. Leffell, the general partners, members and stockholders of certain entities that are general partners or investment advisors of Davidson Kempner Endowment Partners, L.P., Davidson Kempner
       Partners,  L.P.,  Davidson  Kempner  Institutional  Partners,  L.P., M.H.
       Davidson and Co., Davidson Kempner International Ltd.  (collectively, the
       "Investment  Funds"),  may be deemed to be the  beneficial  owners  under
       Section 13(d) of the Exchange Act of the securities beneficially owned by the Investment Funds and their affiliates.

       In  addition,   Mr.  Kempner  owns  800  shares  and  may  be  deemed  to
       beneficially  own  certain  securities  held by certain  foundations  and trusts. Mr. Kempner disclaims beneficial ownership of such shares.


All of Presidio's Class B Shares are owned by IR Partners. Such Class B Shares are convertible in certain circumstances into 1,200,000 Class A Shares; however, such shares are not convertible at present. IR Partners is a general partnership whose general partners are Steinhardt Management, certain of its affiliates and accounts managed by it and Roundhill Associates. Roundhill Associates, is a limited partnership whose general partner is Charles E. Davidson, the principal of Presidio Management, the Chairman of the Board of Presidio and a Member of Wexford. Joseph M. Jacobs, the Chief Executive Officer and President of Presidio and a Member and the President of Wexford, has a limited partner's interest in Roundhill Associates. Pursuant to Rule 13d-3 under the Exchange Act, each of Michael H. Steinhardt, the controlling person of Steinhardt Management and its affiliates and Charles E. Davidson may be deemed to be beneficial owners of such 1,200,000 shares.

Shares held by each Class A Director of Presidio were issued pursuant to a Memorandum of Understanding Regarding Compensation of Class A Directors of Presidio. (See "Executive Compensation - Compensation of Directors.")

The address of Thomas F. Steyer and the other individuals mentioned in footnote 1 to the table above (other than Fleur A. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, San Francisco, California 94111 and the address of Fleur A. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022. The address of Angelo, Gordon & Co., L.P. and its affiliates is 245 Park Avenue, 26th Floor, New York, New York 10167. The address for Intermarket Corp. Is 667 Madison Avenue, New York, New York 10021. The address for M.H. Davidson and Co. is 885 Third Avenue, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions

The General Partner received $1,736,123 from Registrant as its share of distributions for the year ended December 31, 1996. No director or officer of the General Partner received any direct remuneration from Registrant during the year ended December 31, 1996.

The General Partner also received a management fee of $422,000 for the performance of management services.

For a description of the interest of the General Partner in cash from operations and cash from sales, reference is made to the material contained in the Prospectus under the heading MANAGEMENT COMPENSATION, which is incorporated herein by reference.

PART IV



Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.       Financial Statements

         See Index to Financial  Statements and  Supplementary  Data in Part II,
Item 8.

2.       Financial Schedules

         Schedule II. Valuation and Qualifying Accounts (See Index to Financial Statements and Supplementary Data in Part II, Item 8).

3.       Exhibits

         3        Certificate of Limited Partnership.1

         4        Limited Partnership Agreement.1

         10.1 Agreement between Registrant and Integrated Aircraft Fund Management Corp.1

         10.2 Form of Trust Agreement between Integrated Aircraft Fund Management Corp., as beneficiary, and First Security Bank of Utah, N.A., as trustee.1

         10.3     Form  of  Aircraft  Purchase   Agreement  between   Integrated
                  Aircraft Fund Management Corp. and Continental Airlines, Inc.1

         10.4 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, Integrated Aircraft Fund Management Corp. and Continental Airlines, Inc.1

                  Note: substantially identical leases in all material respects except for the dates of term and rental amounts cover the equipment described under "Properties" as purchased on April 20, 1988 and the McDonnell Douglas DC-9-32 aircraft purchased on May 13, 1988.1

         10.5 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee and Midway Airlines, Inc.1

         10.6 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Braathens South-American and Far East Airtransport A/S.2

         10.7 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and U.S. Air, Inc.2

                  Note: substantially identical leases in all material respects except for dates of term and rental amounts cover the equipment described in "Properties" as purchased on December 15, 1988 and in "Business - General" as purchased on January 18, 1989.

         10.8 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Southwest Airlines Co.2

         10.9 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Alaska Airlines.3

         10.10 Form of Lease Agreement I between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.3

         10.11 Form of Lease Agreement II between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.3

         10.12 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Hawaiian Airlines, Inc.4

         10.13 Form of Lease Agreement dated as of May 1, 1991, between First Security Bank of Utah, N.A., as trustee, and Southwest Airlines Co. to be supplemented by Lease Agreement No. 1 dated June 14, 1991 and Amendment No. 2 to Lease Agreement dated as of May 1, 1991.5

         10.14 Form 11 of Lease Amendment No. 2 dated as of February 27, 1992 between First Security Bank of Utah, N.A., as trustee and Braathens South-American and Far East Airtransport A/S.5

         10.15 Form of Lease Agreement No. 3 dated as of March 23, 1992 between First Security Bank of Utah, N.A., as trustee and Braathens South-American and Far East Airtransport A/S.5

         10.16 Form of Purchase Agreement dated as of May 19, 1992 between Alaska Airlines, Inc. and First Security Bank of Utah, N.A., as trustee and lessor.5

         10.17 Termination Agreement dated July 28, 1992 by and among Integrated Aircraft Fund Management Corp., Registrant and Citicorp Aircraft Management, Inc.5

         10.18    Lease  Amendment  No. 2 dated as of July 7, 1992 between First
                  Security  Bank  of  Utah,   N.A.,  as  trustee  and  Braathens
                  South-American and Far East Airtransport A/S.5

         10.19    Remarketing   Agreement  between   Integrated   Aircraft  Fund
                  Management Corp. and Aviation Capital Group, L.P., dated August 1, 1992.6

         10.20 Amendment No. 3 dated as of August 1, 1992 to the Lease Agreement dated as of May 1, 1991 between First Security Bank of Utah, N.A., as trustee and Southwest Airlines Co.6

         10.21 Amendment No. 1 dated as of November 1, 1992 to the Lease Agreement dated as of December 1, 1988 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.6

         10.22 Amendment No. 2 dated as of December 1, 1992 to the Lease Agreement dated as of December 1, 1988 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.6

         10.23 Amendment No. 1 dated as of November 1, 1992 to the Lease Agreement dated as of January 1, 1989 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.6

         10.24 Lease Agreement dated January 5, 1993 between First Security Bank of Utah, N.A., as trustee, and Continental Airlines, Inc.6

         10.25    Participation  Agreement  dated  January 5, 1993 between First
                  Security Bank of Utah, N.A., as trustee, Registrant and Continental Airlines, Inc.6

         10.26 Amendment No. 2 dated as of December 1, 1993 to the Lease Agreement dated as of January 1, 1989 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.7

         10.27 Amendment No. 3 dated as of December 1, 1993 to the Lease Agreement dated as of December 1, 1988 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.7

         10.28 Amendment dated as of December 1, 1993 to Lease Agreement II between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.7

         10.29 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, Registrant, as lessor, and Ladeco S.A.7

                  Note: a substantially identical lease in all material respects except for dates of term and rental amounts covers the Second Alaska Aircraft. See "Business - Recent Developments, Alaska Airlines".

         10.30 Lease Agreement dated as of November 5, 1993 between First Security Bank of Utah, N.A., as trustee, and American Trans Air, Inc.7

         10.31 Lease Agreement dated as of November 1, 1994 between First Security Bank of Utah, N.A., as trustee, and American Trans Air, Inc.8

         10.32 Lease Agreement dated as of November 10, 1994 between First Security Bank of Utah, N.A., as trustee, and American Trans Air, Inc. 8

         10.33 Lease Amendment and Extension Agreement, dated as of July 20, 1994, between First Security Bank of Utah N.A., as trustee, and Southwest Airlines Co. 8

         10.34 Second Lease Extension Agreement, dated as of July 5, 1995, between First Security Bank of Utah, N.A., as trustee, and Southwest Airlines Co.

         10.35 Form of Purchase Agreement, dated April 15, 1996, between Southwest Airlines Co. ("Purchaser"), First Security Bank of Utah N.A. ("Trustee") and Aircraft Income Partners L.P. ("Beneficiary")*

         10.36 Lease Amendment, dated January 1, 1997, between First Security Bank of Utah N.A., as Trustee, and Hawaiian Airlines, Inc.*

         10.37 Lease Amendment and Extension Agreement, dated June 24, 1996, between First Security Bank of Utah N.A., as Trustee, and American Trans Air, Inc.*

         10.38 Lease Amendment and Extension Agreement, dated July 29, 1996, between First Security Bank of Utah N.A., as Trustee, and Aloha Airlines, Inc.*

         28 Prospectus of Registrant dated February 29, 1988, as supplemented by Supplements dated May 20, 1988, August 16, 1988, November 4, 1988, January 6, 1989 and February 28, 1989 filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933.1

(b) Current reports on Form 8-K filed during the last quarter of Registrant's fiscal year

         None.
-------------------------

         1 Filed as an exhibit to Registrant's Registration Statement on Form S-1 (33-18891), and incorporated herein by reference.

         2 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

         3 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.

         4 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference.

         5 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

         6 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

         7 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

         8 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

         *        Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1997.

AIRCRAFT INCOME PARTNERS L.P.

By:      INTEGRATED AIRCRAFT FUND MANAGEMENT CORP.
         General Partner
                                                                      Date
                                                                      ----
By:      /s/Douglas J. Lambert                                    March 29, 1997
         ---------------------
         Douglas J. Lambert
         President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in their capacities (as to the General Partner) and on the dates indicated. Each of such persons is an officer and/or director.

   Signature                    Title                              Date
   ---------                    -----                              ----

/s/Robert Holtz              Director and                      March 29, 1997
---------------              Vice President
Robert Holtz

/s/Mark Plaumann             Director and                      March 29, 1997
----------------             Vice President
Mark Plaumann

/s/Douglas J. Lambert        President, Secretary,             March 29, 1997
---------------------        Treasurer and Chief
Douglas J. Lambert           Financial Officer

                                  EXHIBIT INDEX


Exhibits
--------

3        Certificate of Limited Partnership.1

4        Limited Partnership Agreement.1

10.1     Agreement  between  Registrant and Integrated  Aircraft Fund Management
         Corp.1

10.2     Form of Trust  Agreement  between  Integrated  Aircraft Fund Management
         Corp., as beneficiary, and First Security Bank of Utah, N.A., as trustee.1

10.3 Form of Aircraft Purchase Agreement between Integrated Aircraft Fund Management Corp. and Continental Airlines, Inc.1

10.4 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, Integrated Aircraft Fund Management Corp. and Continental Airlines, Inc.1

         Note: substantially identical leases in all material respects except for the dates of term and rental amounts cover the equipment described under "Properties" as purchased on April 20, 1988 and the McDonnell Douglas DC-9-32 aircraft purchased on May 13, 1988.1

10.5 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee and Midway Airlines, Inc.1

10.6 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Braathens South-American and Far East Airtransport A/S.2

10.7 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and U.S. Air, Inc.2

         Note: substantially identical leases in all material respects except for dates of term and rental amounts cover the equipment described in "Properties" as purchased on December 15, 1988 and in "Business - General" as purchased on January 18, 1989.

10.8 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Southwest Airlines Co.2

10.9 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Alaska Airlines.3

10.10 Form of Lease Agreement I between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.3

10.11 Form of Lease Agreement II between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.3

10.12 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Hawaiian Airlines, Inc.4

10.13 Form of Lease Agreement dated as of May 1, 1991, between First Security Bank of Utah, N.A., as trustee, and Southwest Airlines Co. to be supplemented by Lease Agreement No. 1 dated June 14, 1991 and Amendment No. 2 to Lease Agreement dated as of May 1, 1991.5

10.14    Form 11 of Lease  Amendment No. 2 dated as of February 27, 1992 between
         First   Security   Bank  of  Utah,   N.A.,  as  trustee  and  Braathens
         South-American and Far East Airtransport A/S.5

10.15 Form of Lease Agreement No. 3 dated as of March 23, 1992 between First Security Bank of Utah, N.A., as trustee and Braathens South-American and Far East Airtransport A/S.5

10.16 Form of Purchase Agreement dated as of May 19, 1992 between Alaska Airlines, Inc. and First Security Bank of Utah, N.A., as trustee and lessor.5

10.17 Termination Agreement dated July 28, 1992 by and among Integrated Aircraft Fund Management Corp., Registrant and Citicorp Aircraft Management, Inc.5

10.18 Lease Amendment No. 2 dated as of July 7, 1992 between First Security Bank of Utah, N.A., as trustee and Braathens South-American and Far East Airtransport A/S.5

10.19 Remarketing Agreement between Integrated Aircraft Fund Management Corp. and Aviation Capital Group, L.P., dated August 1, 1992.6

10.20 Amendment No. 3 dated as of August 1, 1992 to the Lease Agreement dated as of May 1, 1991 between First Security Bank of Utah, N.A., as trustee and Southwest Airlines Co.6

10.21 Amendment No. 1 dated as of November 1, 1992 to the Lease Agreement dated as of December 1, 1988 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.6

10.22 Amendment No. 2 dated as of December 1, 1992 to the Lease Agreement dated as of December 1, 1988 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.6

10.23 Amendment No. 1 dated as of November 1, 1992 to the Lease Agreement dated as of January 1, 1989 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.6

10.24 Lease Agreement dated January 5, 1993 between First Security Bank of Utah, N.A., as trustee, and Continental Airlines, Inc.6

10.25 Participation Agreement dated January 5, 1993 between First Security Bank of Utah, N.A., as trustee, Registrant and Continental Airlines, Inc.6

10.26 Amendment No. 2 dated as of December 1, 1993 to the Lease Agreement dated as of January 1, 1989 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.7

10.27 Amendment No. 3 dated as of December 1, 1993 to the Lease Agreement dated as of December 1, 1988 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.7

10.28 Amendment dated as of December 1, 1993 to Lease Agreement II between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.7

10.29 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, Registrant, as lessor, and Ladeco S.A.7

         Note: a substantially identical lease in all material respects except for dates of term and rental amounts covers the Second Alaska Aircraft. See "Business - Recent Developments, Alaska Airlines".

10.30 Lease Agreement dated as of November 5, 1993 between First Security Bank of Utah, N.A., as trustee, and American Trans Air, Inc.7

10.31 Lease Agreement dated as of November 1, 1994 between First Security Bank of Utah, N.A., as trustee, and American Trans Air, Inc.8

10.32 Lease Agreement dated as of November 10, 1994 between First Security Bank of Utah, N.A., as trustee, and American Trans Air, Inc. 8

10.33 Lease Amendment and Extension Agreement, dated as of July 20, 1994, between First Security Bank of Utah N.A., as trustee, and Southwest Airlines Co. 8

10.34 Second Lease Extension Agreement, dated as of July 5, 1995, between First Security Bank of Utah, N.A., as trustee, and Southwest Airlines Co.

10.35    Form of Purchase  Agreement,  dated April 15, 1996,  between  Southwest
         Airlines  Co.   ("Purchaser"),   First   Security  Bank  of  Utah  N.A.
         ("Trustee") and Aircraft Income Partners L.P. ("Beneficiary")*

10.36 Lease Amendment, dated January 1, 1997, between First Security Bank of Utah N.A., as Trustee, and Hawaiian Airlines, Inc.*

10.37 Lease Amendment and Extension Agreement, dated June 24, 1996, between First Security Bank of Utah N.A., as Trustee, and American Trans Air, Inc.*

10.38 Lease Amendment and Extension Agreement, dated July 29, 1996, between First Security Bank of Utah N.A., as Trustee, and Aloha Airlines, Inc.*

28 Prospectus of Registrant dated February 29, 1988, as supplemented by Supplements dated May 20, 1988, August 16, 1988, November 4, 1988, January 6, 1989 and February 28, 1989 filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933.1
-------------------------

1 Filed as an exhibit to Registrant's Registration Statement on Form S-1 (33-18891), and incorporated herein by reference.

2 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

3 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.

4 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference.

5 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

6 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

7 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

8 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

         * Filed herewith.