Form 10-Q
period 1997-03-31
AIRCRAFT INCOME PARTNERS L P
filed 1997-05-14
CIK 826156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                    Yes    [ X ]          No [   ]

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-Q - MARCH 31, 1997

                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - March 31, 1997 and December 31, 1996 .................


         STATEMENTS OF OPERATIONS - For the three months ended
           March 31, 1997 and 1996 .............................................


         STATEMENT OF PARTNERS' EQUITY - For the three months ended
           March 31, 1997 ......................................................


         STATEMENTS OF CASH FLOWS - For the three months ended
           March 31, 1997 and 1996  ............................................


         NOTES TO FINANCIAL STATEMENTS .........................................

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS....................................


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS................................................

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ................................

SIGNATURES
         .......................................................................

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 AIRCRAFT INCOME PARTNERS L.P.
                                         BALANCE SHEETS
                                                                     March 31,    December 31,
                                                                       1997            1996
                                                                   -----------     -----------
ASSETS

     Leased aircraft, net of accumulated depreciation of
        $74,493,724 and $72,647,508 and allowance for
        equipment impairment of $27,500,000...................     $25,683,203     $27,529,419
     Cash and cash equivalents ...............................       7,123,222       6,279,937
     Note receivable - installment sale ......................       3,351,562       3,887,665
     Accounts receivable .....................................         711,711         769,547
     Deferred rents and modifications advances receivable ....            --           254,432
     Restricted cash - security deposits .....................         487,416         481,677
     Deferred costs ..........................................         191,776         223,866
     Other receivables .......................................         104,799         523,915
     Prepaid expenses ........................................          69,545          95,361
                                                                   -----------     -----------

                                                                   $37,723,234     $40,045,819
                                                                   ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distributions payable ...................................     $ 2,572,033     $ 2,357,697
     Maintenance reserves ....................................       2,230,497       2,167,329
     Security deposits payable ...............................         487,416         481,677
     Deferred income .........................................         131,550         131,550
     Management fee payable ..................................         103,000          94,000
     Deferred costs payable...................................          48,016          48,016
     Accounts payable and accrued expenses ...................         121,393         103,765
                                                                   -----------     -----------

        Total liabilities ....................................       5,693,905       5,384,034
                                                                   -----------     -----------

                                 AIRCRAFT INCOME PARTNERS L.P.

                                         BALANCE SHEETS
                                          (continued)
                                                                     March 31,    December 31,
                                                                       1997            1996
                                                                   -----------     -----------
Commitments and contingencies

Partners' equity
        Limited partners' equity (as restated)  (385,805 units
            issued and outstanding) ..........................      28,817,441      31,186,652
        General partner's equity (as restated) ...............       3,211,888       3,475,133
                                                                   -----------     -----------

        Total partners' equity ...............................      32,029,329      34,661,785
                                                                   -----------     -----------

                                                                   $37,723,234     $40,045,819
                                                                   ===========     ===========


                              See notes to financial statements.

                                AIRCRAFT INCOME PARTNERS L.P.

                                  STATEMENTS OF OPERATIONS
                                                                For the three months ended
                                                                         March 31,
                                                               ----------------------------
                                                                   1997               1996
                                                               -----------      -----------
Revenues
  Rental .................................................     $ 1,911,475      $ 2,879,560
  Interest ...............................................          83,725          100,822
  Interest - Installment note ............................          75,897             --
                                                               -----------      -----------

                                                                 2,071,097        2,980,382
                                                               -----------      -----------

Costs and expenses
  Depreciation ...........................................       1,846,216        2,563,023
  Management fee .........................................         103,000          120,000
  General and administrative .............................         100,253           69,302
  Operating ..............................................          65,323           11,096
  Other expenses .........................................          16,728            4,447
  Provision for bad debt .................................            --             66,133
  Interest expense .......................................            --              1,254
                                                               -----------      -----------

                                                                 2,131,520        2,835,255
                                                               -----------      -----------

Net (loss)income .........................................     $   (60,423)     $   145,127
                                                               ===========      ===========

Net (loss) income  attributable to
  Limited partners .......................................     $   (54,381)     $   130,614
  General partners .......................................          (6,042)          14,513
                                                               -----------      -----------

                                                               $   (60,423)     $   145,127
                                                               ===========      ===========
Net (loss) income  per unit of limited partnership interest
  (385,805 units outstanding) ............................     $     (0.14)     $      0.34
                                                               ===========      ===========

                             See notes to financial statements.

                                    AIRCRAFT INCOME PARTNERS L.P.
                                   STATEMENTS OF PARTNERS' EQUITY


                                                       Limited          General            Total
                                                      Partners'        Partner's         Partners'
                                                       Equity           Equity            Equity
                                                   ------------      ------------      ------------
Balance, January 1,1997 ......................     $ 50,476,902      $(15,815,117)     $ 34,661,785

Reallocation of partners' equity .............      (19,290,250)       19,290,250            ---
                                                   ------------      ------------      ------------

Balance, January 1,1997 (as restated) ........       31,186,652         3,475,133        34,661,785

Net loss for the three months
 ended March 31, 1997 ........................          (54,381)           (6,042)          (60,423)

Distributions to partners for the three months
 ended March 31, 1997 ($6.00 per limited
 partnership unit) ...........................       (2,314,830)         (257,203)       (2,572,033)
                                                   ------------      ------------      ------------

Balance, March 31, 1997                            $ 28,817,441      $  3,211,888      $ 32,029,329
                                                   ============      ============      ============


                                 See notes to financial statements.

                                    AIRCRAFT INCOME PARTNERS L.P.
                                      STATEMENTS OF CASH FLOWS

                                                                          For the three months ended
                                                                                   March 31,
                                                                             1997            1996
                                                                        -----------      -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net (loss) income ............................................     $   (60,423)     $   145,127
     Adjustments to reconcile net (loss) income to net
        cash provided by operating activities
            Depreciation ..........................................       1,846,216        2,563,023
            Provision for bad debt ................................            --             66,133
     Changes in assets and liabilities
        Accounts receivable .......................................          57,836          132,322
        Deferred rents and modification advances receivable .......         254,432           93,117
        Restricted cash - security deposits .......................          (5,739)          (5,760)
        Security deposits payable .................................           5,739            5,760
        Deferred costs ............................................          32,090           32,090
        Other receivables .........................................         419,116           18,111
        Prepaid expenses ..........................................          25,816           12,238
        Maintenance reserves ......................................          63,168          158,860
        Management fee payable ....................................           9,000          (17,000)
        Accounts payable and accrued expenses .....................          17,628          (12,287)
                                                                        -----------      -----------

                Net cash provided by operating activities .........       2,664,879        3,191,734
                                                                        -----------      -----------
Cash flows from investing activities
     Proceeds from installment sale note receivable ...............         536,103             --
     Additions and modifications to leased aircraft, net ..........            --            (44,110)
                                                                        -----------      -----------

                Net cash provided by (used in) investing activities         536,103          (44,110)
                                                                        -----------      -----------
Cash flows from financing activities
     Distributions to partners ....................................      (2,357,697)      (3,429,378)
                                                                        -----------      -----------

Net increase (decrease) in cash and cash equivalents ..............         843,285         (281,754)

Cash and cash equivalents, beginning of period ....................       6,279,937        7,448,455
                                                                        -----------      -----------

Cash and cash equivalents, end of period ..........................     $ 7,123,222      $ 7,166,701
                                                                        ===========      ===========

Supplemental disclosure of cash flow information
     Interest paid ................................................     $      --        $     1,254
                                                                        ===========      ===========

                               See notes to financial statements.

                         AIRCRAFT INCOME PARTNERS L. P.

                          NOTES TO FINANCIAL STATEMENTS



1        INTERIM FINANCIAL INFORMATION

         The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Aircraft Income Partners L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         The allowance is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent periods and such provisions could be material.


         Maintenance reserves

         Maintenance reserves represent cash received in accordance with the terms of the leases of certain aircraft, which has been set aside for certain required repairs or scheduled maintenance on the aircraft.

                         AIRCRAFT INCOME PARTNERS L. P.

                          NOTES TO FINANCIAL STATEMENTS

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of all of the shares of IAFM. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio is also party to an administrative services agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford is responsible for the day-to-day management of Presidio and, among other things, has the authority to designate directors of IAFM. For the three months ended March 31, 1997 and 1996, reimbursable expenses paid to Wexford amounted to $7,500 and $10,500.

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. For the three months ended March 31, 1997 and 1996, IAFM received or accrued distributions totaling $257,203 and $300,071, respectively.

         In June 1992, IAFM assumed responsibilities to provide certain management services previously provided by Citicorp Aircraft Management Inc. ("CAMI"). IAFM has also retained the aviation consulting firm of Simat, Helliesen & Eichner, Inc. ("SH&E") to provide consulting services with respect to the Partnership. Services provided by SH&E include advice as to commercial aviation market conditions, long-term marketing and financial strategies, as well as technical and financial advice on the sale or re-lease of the Partnership's aircraft.

                         AIRCRAFT INCOME PARTNERS L. P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)


         IAFM has also entered into an agreement with Aviation Capital Group ("ACG"), an entity comprised primarily of former management of IAFM, pursuant to which ACG performs remarketing services with respect to the sale or re-lease of certain of the Partnership's aircraft. ACG has previously performed certain administrative services for IAFM.

         All costs associated with the retention of SH&E and ACG (other than normal competitive aircraft sales commissions, if any) are paid by IAFM.

         As compensation for the foregoing services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM earned management fees of $103,000 and $120,000 for the three months ended March 31, 1997 and 1996, respectively.

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

         In April 1995, IAFM and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership. Substantially all costs associated with the retention of Fieldstone are paid by IAFM.


4        DISTRIBUTIONS TO PARTNERS


         Distributions payable to Limited Partners and the General Partner of $2,314,830 ($6.00 per unit) and $257,203, respectively, at March 31,
         1997, were paid in May 1997.

5        PARTNERS' EQUITY

         The General Partner holds a 10% equity interest in the Partnership. At the inception of the Partnership, the General Partner's equity account was credited with only the actual capital contributed in cash, $9,950. The Partnership's management determined that this accounting does not appropriately reflect the limited partners' and the General Partner's relative participations in the Partnership's net assets, since it does not reflect the General Partner's 10% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $19,290,250 (10% of the gross proceeds raised

                         AIRCRAFT INCOME PARTNERS L. P.

                          NOTES TO FINANCIAL STATEMENTS

5        PARTNERS' EQUITY (continued)

         at the Partnership's formation) of the partners' equity to the General Partner's equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.


6        COMMITMENTS AND CONTINGENCIES

         a.        Hawaiian Airlines, Inc.


         On September 1, 1996, the Partnership and Hawaiian Airlines, Inc. ("Hawaiian") amended the lease agreement of a McDonnell Douglas model DC9-51 aircraft (the "Hawaiian Aircraft"). Under the terms of the agreement, Hawaiian paid the Partnership a down payment of $450,000 and the balance will be paid in monthly installments (39 payments of $72,000 and then 36 payments of $50,000) until November 30, 2002, at which time Hawaiian has a bargain purchase option for the aircraft. The Partnership has treated this transaction as an installment sale and has classified the net present value of the anticipated future cash flows of approximately $4,052,000 less principal paid, on the balance sheet as note receivable-installment sale. On September 1, 1996, the Partnership removed the associated cost of the equipment and the net carrying value from the books of the Partnership, and recognized a gain on the sale of approximately $1,655,000.

         b.        Continental Airlines, Inc.


         In October 1991, the Partnership and Continental Airlines, Inc. ("Continental") restructured the leases (the "Continental Restructured Leases") of the three McDonnell Douglas Model DC9-32 aircraft (the "Continental Aircraft"). The leases, which were scheduled to expire in November 1993, were extended to December 1, 1997 at a rate of $64,500 per aircraft per month. Additionally, the Partnership funded certain improvements and modifications to the aircraft through the application of rent credits to be repaid with simple interest accruing at a rate of 12% per annum.

         Through March 31, 1997, Continental has repaid all aggregate rental credits taken, as well as all of the modifications funded by the Partnership.

         In October 1992, the Partnership and Continental entered into an agreement to defer rentals due under the Continental Restructured Leases for a three month period beginning January 1, 1993 (the "Continental Rent Deferral"). Pursuant to the terms of the Continental Rent Deferral, the deferred rents (aggregating $580,500), plus interest accrue at a rate equal to 8.64%. As of March 31, 1997, Continental had repaid the Second Continental Rent Deferral.

                         AIRCRAFT INCOME PARTNERS L. P.

                          NOTES TO FINANCIAL STATEMENTS

6         COMMITMENTS AND CONTINGENCIES (continued)

         b.        Continental Airlines, Inc. (continued)

         In November 1991, in connection with its reorganization under the United States Bankruptcy Code, Continental rejected the leases of the three Boeing 727-100 aircraft owned by the Partnership, which had been out of service since 1991. Due to the condition and the related market for such aircraft, the Partnership provided aggregate allowances for equipment impairment of approximately $6,483,000. During 1993, the Partnership sold all three Boeing 727-100 aircraft. The Partnership retains its rights pursuant to a proof of claim and an administrative claim filed in the Continental Bankruptcy case with respect to such aircraft. The amount of recovery under such claims, if any, is impossible to predict at this time.

         c.        Continental Air Micronesia

         On January 20, 1993, the Partnership leased a Boeing 727-200 Advanced aircraft to Continental for a term of approximately 71 months to be used by Continental Air Micronesia (the "Air Mike Lease"). The Air Mike Lease provides for a monthly base rent of $76,750, subject to adjustments for rental credits relating to initial modifications (including Traffic Collision Avoidance Systems, windshear detection, upgrade avionics and auxiliary fuel tank) aggregating approximately $794,000, of which approximately $300,000 was contributed in cash and the balance was to be contributed in the form of rental credits provided to Continental. Continental was allowed to take such rental credits ($13,741 per month through May 1996) such that they would recoup their aggregate cost of the initial modifications over a 36 month period with interest at 9.31% per annum. Further, the Partnership agreed to provide up to $813,500 of financing for certain new image modifications through credits ("Lessor Financing") against base rental payments due from Continental. Continental is currently repaying the Lessor Financing credits through monthly installments which are amortized at the rate of 9.31% per annum over the remaining lease term. Through March 31, 1997, the Partnership had provided financing of approximately $755,000. Such amounts, net of amounts repaid, are included within deferred costs on the balance sheet at March 31, 1997 and December 31, 1996.

         d.      Ladeco S.A.

         During 1993, the Partnership consummated two leases with Ladeco S.A. ("Ladeco"), each for a Boeing 737-200 Advanced aircraft for terms of 48 and 60 months. Both leases provide for, among other things, monthly rentals of $47,500 each, plus certain maintenance reserves for engines and landing gear, based upon the number of hours flown. As of March 31, 1997, such maintenance reserves aggregated approximately $1,473,000. At lease inception of both aircraft, Ladeco paid a security deposit of $125,000 per aircraft. Pursuant to the terms of the above mentioned leases, the Partnership removed the two aircraft from the United States Federal Aviation Administration ("FAA") Registry causing the aircraft

                         AIRCRAFT INCOME PARTNERS L. P.

                          NOTES TO FINANCIAL STATEMENTS

6         COMMITMENTS AND CONTINGENCIES (continued)

         d.      Ladeco S.A. (continued)

         to be re-registered under Chilean Registry. The Partnership may be obligated to contribute in the form of rental credits, to the completion of certain airworthiness directives and FAA regulations based on certain thresholds. The amount of such obligation, if any, is undeterminable at this time.

         e.      Aloha Airlines, Inc.

         In December 1993, Aloha Airlines, Inc. ("Aloha"), the lessee of a Boeing 737-200 Advanced aircraft (the "Aloha Aircraft") and the Partnership agreed to amend the terms of its lease which was originally scheduled to terminate on September 1, 1994. Pursuant to the lease amendment, Aloha agreed to extend the term of the lease to February 1, 1996, providing for rentals of approximately 66% of the original lease rate plus maintenance reserves, both payable quarterly in arrears. As of March 31, 1997, the balance for such maintenance reserves is approximately $758,000, inclusive of a $391,000 return provision allowance.

         The Aloha Aircraft is subject to a tax benefit transfer lease ("TBT Lease") under which Allied Signal, the TBT Lessor, retains the federal income tax benefits that normally accrued from ownership of the aircraft other than lease rentals. There are approximately three years remaining on the TBT Lease, until its expiration on May 21, 2000.

         Prior to the originally scheduled expiration of the Aloha lease on February 1, 1996 the Partnership and Aloha agreed to a three month lease extension with rent based on $300 per flight hour. The Partnership and Aloha subsequently agreed on a further short-term lease extension, to October 15, 1996, on the same terms, and on October 15, 1996 the Aloha Aircraft was returned by Aloha to the Partnership at a facility in Marana, Arizona.

         At Marana, the Aloha Aircraft is undergoing significant repair and modification work required to bring it into compliance with certain current FAA standards and to make it more readily marketable. The Partnership is currently engaged in actively seeking a new lessee or a purchaser for the Aloha Aircraft.

         Additionally, Aloha leases another Boeing 737-200 Advanced aircraft from the Partnership, the lease of which was scheduled to expire in accordance with its lease terms on August 15, 1996. Aloha agreed to a fifteen month lease extension at 50% of the prior lease rate.

                         AIRCRAFT INCOME PARTNERS L. P.

                          NOTES TO FINANCIAL STATEMENTS


6      COMMITMENTS AND CONTINGENCIES (continued)

         f.      American Trans Air, Inc.

         In May 1996, American Trans Air, Inc. ("ATA"), the lessee of a Boeing 727-200 Advanced aircraft (in which the Partnership owns an undivided 47.92231% joint venture interest) (the "JV Aircraft") exercised its renewal option. The lease, originally scheduled to expire in November 1996, was renewed for an additional two years at the same lease rate.

         In addition, ATA leases two Boeing 727-200 Advanced aircraft (the "ATA Aircraft"), since November and December 1994, each with an initial term of approximately 39 months ("Basic Term"), which provides for monthly rentals of $59,000. The Partnership has contributed in the form of cash or rental credits during early 1995, $75,000 per aircraft towards bridging "C" check inspections. In addition, if the transition to ATA's maintenance program requires that both ATA Aircraft undergo heavy maintenance checks during the Basic Term, an additional $150,000 per aircraft will be contributed by the Partnership towards the completion of such work.

         Additionally, during the Basic Term, ATA may request that the Partnership retrofit the ATA Aircraft to comply with the Stage III noise emission standards pursuant to FAR Part 36 of the Federal Aviation Registry Act. In the event that the Partnership consents to the retrofitting of the ATA Aircraft, ATA will perform such work (the "Improvements") as may be required to bring such aircraft into compliance with such standards. Upon completion of the Improvements and the return of the ATA Aircraft to revenue service, the Partnership will reimburse ATA for the cost of the Improvements. In consideration for the Partnership's consenting to the Improvements, the ATA Leases will be extended for a term of five years from the date such aircraft are returned to service. During this five year period, the monthly rentals shall be increased by an amount reflecting the enhanced value of the ATA Aircraft including the Improvements. In addition, at lease inception, ATA paid security deposits of $59,000 per aircraft.

         g.      Southwest Airlines Co.

         In July 1995, Southwest Airlines Co. agreed to an additional lease extension on the lease scheduled to terminate in November 1995, for an additional two year period. During the second lease extension, the lease provides for increased rentals of approximately 125% of the prior lease rate.

         h.      Tax assessment

         In September 1996, the Partnership received proposed notices of assessment from the State of Hawaii with respect to general excise tax ("GET") of approximately $1,338,000 (including interest and penalties) for the years 1991, 1992, 1993 and 1994. The state is alleging that GET is owed by the Partnership with respect to rents received from Aloha and Hawaiian under the leases between the Partnership and each of the airlines.

                         AIRCRAFT INCOME PARTNERS L. P.

                          NOTES TO FINANCIAL STATEMENTS


6      COMMITMENTS AND CONTINGENCIES (continued)

         h.        Tax assessment (continued)

         The leases with both Aloha and Hawaiian provided for full indemnification of the Partnership for such taxes, but the bankruptcy of Hawaiian may relieve Hawaiian of its indemnification obligation for any periods prior to September 21, 1993, when Hawaiian and its affiliates sought bankruptcy protection. In any event, it is the Partnership, as taxpayer, which is ultimately liable for the GET, if it is applicable.

         The State of Hawaii has never previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the State of Hawaii is that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Partnership, have separately engaged tax counsel and both airlines are cooperating with the Partnership to vigorously contest the proposed assessments.

         Final notices of assessment have not yet been issued. Although there can be no assurance that the contest of the assessments will be successful, the Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any liability as a result of the proposed notices of assessment.


7        MANAGEMENT FEE PAYABLE

         The amount due to IAFM of $103,000 and $94,000 at March 31, 1997 and December 31, 1996, respectively, represents Partnership management fees.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources


         The General Partner holds a 10% equity interest in the Partnership. At the inception of the Partnership, the General Partner's equity account was credited with only the actual capital contributed in cash, $9,950. The Partnership's management determined that this accounting does not appropriately reflect the limited partners' and the General Partner's relative participations in the Partnership's net assets, since it does not reflect the General Partner's 10% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $19,290,250 (10% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partner's equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

         The Partnership declared a cash distribution of $6.00 per unit of limited partnership interest ("Unit") for the quarter ended March 31, 1997, which represented an annualized cash distribution rate of 4.8% (based on initial offering price of $500 per Unit) as compared to a cash distribution of $7.00 per Unit with respect to the quarter ended March 31, 1996. The Partnership generated cash from operations (before rent credits) of approximately $2,692,000 for the three months ended March 31, 1997 (the "1997 Period") or approximately $6.28 per Unit, as compared to $2,989,000 for the three months ended March 31, 1996 (the "1996 Period") or approximately $6.97 per Unit.

         During the 1997 Period, the Partnership increased its gross aggregate cash reserves, inclusive of collected maintenance reserves and original working capital (1% of original offering proceeds), by an aggregate of approximately $183,000, from approximately $4,397,000 at December 31, 1996 to approximately $4,580,000 at March 31, 1997. The aggregate cash reserves were comprised of approximately $421,000, which represented undistributed cash from operations and cash from sales, as well as original working capital of $1,929,000 (1% of original offering
         proceeds)  and  approximately   $2,230,000  of  collected   maintenance
         reserves.

         As the  Partnership's  aircraft come  off-lease  (one of which came off lease in 1996 and six of  which  are  scheduled  to come  off-lease  in
         1997), it may be necessary for the Partnership to use a portion of its operating reserves and/or its anticipated future cash flow, which would otherwise be available for distribution, to upgrade or enhance these aircraft or related engines if the Partnership determines that such expenditures are in its best interests in order to maximize remarketing value. The Partnership is currently evaluating strategies, including potential engine upgrades for certain aircraft, to increase marketability and is reviewing its possible future obligations to pay for bridging costs in order to facilitate such remarketing.
         Furthermore, because of market conditions, the Partnership may be required to bear some of the related costs of compliance with recent mandatory federal regulations covering maintenance and upgrading of aging aircraft. The Partnership's ability to make distributions may be impacted by its obligation to pay such costs.

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

         Although the Partnership believes that its anticipated gross cash flow during the remainder of 1997 will be less than previous gross cash flow generated (approximately 76% of the 1996 cash flow based upon gross firm term leases plus the net amounts due under notes issued by Continental Airlines, Inc. ("Continental") as repayment for deferred rent and modification advances), the anticipated cash flow for the remainder of 1997 and the foreseeable future should be sufficient to pay its operating expenses and make distributions.

         Of the 18 aircraft originally purchased by the Partnership, at March 31, 1997, the Partnership had an interest in 12 of the aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft), which had an original cost of approximately $152,613,000 (net book value of approximately $25,683,000). During the remainder of 1997, excluding rents from renewals and sales, the Partnership anticipates receiving approximately $6,140,000 of rentals on non-cancelable leases (inclusive of amounts which may be set-off by lessees against basic rent as reimbursement for certain modifications required under the applicable leases). After deducting operating expenses, the foregoing aggregate rentals are not sufficient to maintain previous distribution levels.

         Of the remaining 12 aircraft,  six aircraft  which  generate  aggregate gross rental revenues of approximately $4,399,000 per year are scheduled to come off-lease or be sold during 1997. The Partnership's remaining aircraft are leased pursuant to leases which expire in 1998 (5 aircraft) and the Aloha Aircraft which is currently off-lease and being actively remarketed.

         On September 1, 1996, the Partnership and Hawaiian amended the lease agreement of the Hawaiian Aircraft. Under the terms of the agreement, Hawaiian has paid the Partnership a down payment of $450,000 and the balance will be paid in monthly installments (39 payments of $72,000 and then 36 payments of $50,000) until November 30, 2002, at which time Hawaiian has a bargain purchase option on the aircraft. The Partnership has treated this transaction as an installment sale and has classified the net present value of the anticipated future cash flows of approximately $4,052,000 less principal payments, on the balance sheet as note receivable-installment sale. On September 1, 1996, the Partnership removed the associated cost of the equipment and the net carrying value from the books of the Partnership, and recognized a gain on the sale of approximately $1,655,000.

         Aloha had leased a Boeing 737-200 Advance Aircraft (the "Aloha Aircraft") whose lease expired in accordance with its terms on February 1, 1996. The Aloha Aircraft is subject to a tax benefit transfer lease ("TBT Lease") under which Allied Signal, the TBT Lessor, retains the federal income tax benefits that normally accrue from ownership of the aircraft other than lease rentals. There are approximately three years remaining on the TBT Lease, until its expiration on May 21, 2000.

         Prior to the scheduled expiration of the Aloha lease on February 1, 1996, the Partnership and Aloha agreed to a three month lease extension with rent based on $300 per flight hour. The Partnership and Aloha subsequently agreed on a further short-term lease extension, to October 15, 1996, on the same terms, and on October 15, 1996, the Aloha
         Aircraft was returned by Aloha to the Partnership at a facility in Marana, Arizona.

         At Marana, the Aloha Aircraft is undergoing significant repair and modification work required to bring it into compliance with certain current FAA standards and to make it more readily marketable. The Partnership is currently engaged in actively seeking a new lessee or a purchaser for the Aloha Aircraft.

         Additionally, Aloha leases another Boeing 737-200 Advanced aircraft from the Partnership the lease of which was scheduled to expire in accordance with its lease terms on August 15, 1996. Aloha agreed to a fifteen month lease extension at 50% of the prior lease rate.

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

         The State of Hawaii has never previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the State of Hawaii is the fact that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Partnership, have separately engaged tax counsel and both airlines are cooperating with the Partnership to vigorously contest the proposed assessments.

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

Results of Operations


         There was a net loss for the three months ended March 31, 1997 as compared to the net income for the three months ended March 31, 1996, as the reduction in revenue exceeded the reduction in expenses.

         Revenues decreased overall for the three months ended March 31, 1997 compared to the corresponding period of the prior year. Rental income decreased due to the expiration, in October 1996, of a lease with Aloha, as well as the Hawaiian Aircraft which is currently being accounted for on an installment sale basis.

         Expenses decreased for the three months ended March 31, 1997 as compared to the corresponding period of the prior year as follows; (i) no depreciation in the current period on the aircraft previously leased to Southwest Aircraft as well as the Hawaiian Aircraft which were sold subsequent to the prior year period and, (ii) reduction in provision for bad debts due to no provision considered necessary in the current period (iii) reduced management fee due to decreased distribution on which such fee is based, offset by (i) increase in operating expenses due to higher insurance costs on the off-lease Aloha Aircraft, and (ii) higher general and administrative expenses due to increased legal fees in the current period.

PART II - OTHER INFORMATION





ITEM 1.  LEGAL PROCEEDINGS

         None.


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



                                      AIRCRAFT INCOME PARTNERS L.P.
                                  BY: Integrated Aircraft Fund Management Corp.,
                                      General Partner




                                      /s/ Douglas J. Lambert
                                      ----------------------
                                      Douglas J. Lambert
                                      President and Chief Financial Officer


May 14, 1997