Form 10-Q
period 1997-06-30
AIRCRAFT INCOME PARTNERS L P
filed 1997-08-18
CIK 826156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                    Yes    [ X ]          No [   ]

                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1997 and December 31, 1996

         STATEMENTS OF OPERATIONS - For the three months ended June 30, 1997 and
            1996 and the six months ended June 30, 1997 and 1996

         STATEMENT OF PARTNERS' EQUITY - For the six months ended June 30, 1997

         STATEMENTS OF CASH FLOWS - For the six months  ended June 30,  1997 and
            1996

         NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 5 - OTHER INFORMATION

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                          AIRCRAFT INCOME PARTNERS L.P.

                                 BALANCE SHEETS


                                                                     June 30,     December 31,
                                                                       1997          1996
                                                                  -----------     -----------
ASSETS

     Leased aircraft, net of accumulated depreciation of
        $68,669,028 and $72,647,508 and allowance for
        equipment impairment of $24,100,000 and $27,500,000 .     $22,847,024     $27,529,419
     Cash and cash equivalents ..............................       8,515,597       6,279,937
     Note receivable - installment sale .....................       3,208,283       3,887,665
     Accounts receivable ....................................         664,169         769,547
     Restricted cash - security deposits ....................         493,627         481,677
     Deferred costs .........................................         159,685         223,866
     Other receivables ......................................          96,490         523,915
     Prepaid expenses .......................................          32,520          95,361
     Deferred rents and modification advances receivable ....            --           254,432
                                                                  -----------     -----------

                                                                  $36,017,395     $40,045,819
                                                                  ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distributions payable ..................................     $ 4,286,722     $ 2,357,697
     Maintenance reserves ...................................       2,179,246       2,167,329
     Security deposits payable ..............................         493,627         481,677
     Accounts payable and accrued expenses ..................         154,236         103,765
     Deferred income ........................................         131,550         131,550
     Management fee payable .................................          85,000          94,000
     Deferred costs payable .................................          48,267          48,016
                                                                  -----------     -----------

        Total liabilities ...................................       7,378,648       5,384,034
                                                                  -----------     -----------

Commitments and contingencies

Partners' equity
        Limited partners' equity (as restated) (385,805 units
            issued and outstanding) .........................      25,765,917      31,186,652
        General partner's equity (as restated) ..............       2,872,830       3,475,133
                                                                  -----------     -----------

        Total partners' equity ..............................      28,638,747      34,661,785
                                                                  -----------     -----------

                                                                  $36,017,395     $40,045,819
                                                                  ===========     ===========

                                       AIRCRAFT INCOME PARTNERS L.P.

                                          STATEMENTS OF OPERATIONS


                                                 For the three months ended      For the six months ended
                                                          June 30,                        June 30,
                                                --------------------------      --------------------------
                                                   1997            1996            1997            1996
                                                ----------      ----------      ----------      ----------
Revenues
     Rental ..............................      $1,911,481      $2,637,061      $3,822,956      $5,516,621
     Interest ............................         112,922         159,145         196,647         259,967
     Interest - installment note .........          72,721            --           148,618            --
                                                ----------      ----------      ----------      ----------

                                                 2,097,124       2,796,206       4,168,221       5,776,588
                                                ----------      ----------      ----------      ----------

Costs and expenses
     Depreciation ........................       1,546,281       2,352,753       3,392,497       4,915,776
     General and administrative ..........         175,043         126,592         275,296         195,894
     Management fee ......................          85,000          97,000         188,000         217,000
     Other expenses ......................          20,091           6,899          36,819          11,346
     Operating ...........................           6,937          21,713          72,260          32,809
     Provision for bad debts .............            --              --              --            66,133
     Interest expense ....................            --               316            --             1,570
                                                ----------      ----------      ----------      ----------

                                                 1,833,352       2,605,273       3,964,872       5,440,528
                                                ----------      ----------      ----------      ----------

                                                   263,772         190,933         203,349         336,060

Gain on sale of aircraft - net ...........         632,368       3,568,068         632,368       3,568,068
                                                ----------      ----------      ----------      ----------


Net income ...............................      $  896,140      $3,759,001      $  835,717      $3,904,128
                                                ==========      ==========      ==========      ==========

Net income attributable to
     Limited partners ....................      $  806,526      $3,383,101      $  752,145      $3,513,715
     General partners ....................          89,614         375,900          83,572         390,413
                                                ----------      ----------      ----------      ----------

                                                $  896,140      $3,759,001      $  835,717     $ 3,904,128
                                                ==========      ==========      ==========      ==========

Net income per unit of limited partnership
     interest (385,805 units outstanding)       $     2.09      $     8.77      $     1.95     $      9.11
                                                ==========      ==========      ==========     =============


                                    See notes to financial statements.

                                    AIRCRAFT INCOME PARTNERS L.P.

                                    STATEMENT OF PARTNERS' EQUITY


                                                     Limited           General             Total
                                                    Partners'         Partner's          Partners'
                                                     Equity            Equity             Equity
                                                  ------------       ------------       ------------
Balance, January 1, 1997 ...................      $ 50,476,902       $(15,815,117)      $ 34,661,785

Reallocation of partners' equity ...........       (19,290,250)        19,290,250               --
                                                  ------------       ------------       ------------

Balance, January 1, 1997 (as restated) .....        31,186,652          3,475,133         34,661,785

Net income for the six months
     ended June 30, 1997 ...................           752,145             83,572            835,717

Distributions to partners for the six months
     ended June 30, 1997 ($16.00 per limited
     partnership unit) .....................        (6,172,880)          (685,875)        (6,858,755)
                                                  ------------       ------------       ------------

Balance, June 30, 1997 .....................      $ 25,765,917       $  2,872,830       $ 28,638,747
                                                  ============       ============       ============



                                 See notes to financial statements.

                                    AIRCRAFT INCOME PARTNERS L.P.

                                       STATEMENTS OF CASH FLOWS


                                                                    For the six months ended
                                                                             June 30,
                                                                 --------------------------------
                                                                      1997               1996
                                                                 ------------       ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ...........................................      $    835,717       $  3,904,128
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation ..................................         3,392,497          4,915,776
            Gain on sale of aircraft - net ................          (632,368)        (3,568,068)
     Changes in assets and liabilities
        Accounts receivable ...............................           105,378            269,986
        Restricted cash - security deposits ...............           (11,950)            (9,521)
        Deferred costs ....................................            64,181             64,180
        Other receivables .................................           427,425            (33,348)
        Prepaid expenses ..................................            62,841             13,668
        Deferred rents and modification advances receivable           254,432            188,664
        Maintenance reserves ..............................            11,917             45,747
        Security deposits payable .........................            11,950             13,300
        Accounts payable and accrued expenses .............            50,471             44,462
        Deferred income ...................................              --              (47,666)
        Management fee payable ............................            (9,000)           (40,000)
                                                                 ------------       ------------

               Net cash provided by operating activities ..         4,563,491          5,761,308
                                                                 ------------       ------------

Cash flows from investing activities
     Proceeds from sale of aircraft - net .................         1,922,266          6,784,400
     Proceeds from installment sale note receivable .......           679,382               --
     Additions and modifications to leased aircraft, net ..               251            (74,036)
                                                                 ------------       ------------

               Net cash provided by investing activities ..         2,601,899          6,710,364
                                                                 ------------       ------------

                                    AIRCRAFT INCOME PARTNERS L.P.

                                       STATEMENTS OF CASH FLOWS
                                             (continued)


                                                                    For the six months ended
                                                                             June 30,
                                                                 --------------------------------
                                                                      1997               1996
                                                                 ------------       ------------
Cash flows from financing activities
     Distributions to partners ............................        (4,929,730)        (6,430,084)
                                                                 ------------       ------------

Net increase in cash and cash equivalents .................         2,235,660          6,041,588

Cash and cash equivalents, beginning of period ............         6,279,937          7,448,455
                                                                 ------------       ------------

Cash and cash equivalents, end of period ..................      $  8,515,597       $ 13,490,043
                                                                 ============       ============

Supplemental disclosure of cash flow information
     Interest paid ........................................      $       --         $      1,570
                                                                 ============       ============

                         AIRCRAFT INCOME PARTNERS L. P.

                            FORM 10-Q - JUNE 30, 1997


 1        INTERIM FINANCIAL INFORMATION

         The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Aircraft Income Partners L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                            FORM 10-Q - JUNE 30, 1997

 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Deferred costs

         Deferred costs represent amounts paid, directly or through rent credits, based upon the terms of certain leases, for maintenance which enhanced the marketability of such aircraft. Deferred costs are amortized over the terms of a remarketed lease.

         Recently issued accounting pronouncement

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnership's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

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

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of all of the shares of IAFM. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio is also party to an administrative services agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford is responsible for the day-to-day management of Presidio and, among other things, has the authority to designate directors of IAFM. For the six months ended June 30, 1997 and 1996, reimbursable expenses paid to Wexford amounted to $13,383 and $17,267.

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of its interests through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. For the six months ended June 30, 1997 and 1996, IAFM received or accrued distributions totaling $685,875 and $1,221,716, respectively.

                         AIRCRAFT INCOME PARTNERS L. P.

                            FORM 10-Q - JUNE 30, 1997

 3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
          (continued)

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

         As compensation for the foregoing services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM earned management fees of $188,000 and $217,000 for the six months ended June 30, 1997 and 1996, respectively.

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

         In April 1995, IAFM and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership. Substantially all costs associated with the retention of Fieldstone, other than legal fees, are paid by IAFM.

 4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to Limited Partners and the General Partner of $3,858,050 ($10.00 per unit) and $428,672, respectively, at June 30,
         1997, were paid in August 1997.

                         AIRCRAFT INCOME PARTNERS L. P.

                            FORM 10-Q - JUNE 30, 1997

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

 6     COMMITMENTS AND CONTINGENCIES

          a.       Hawaiian Airlines, Inc.

         On September 1, 1996, the Partnership and Hawaiian Airlines, Inc. ("Hawaiian") amended the lease agreement of a McDonnell Douglas model DC9-51 aircraft (the "Hawaiian Aircraft"). Under the terms of the agreement, Hawaiian paid the Partnership a down payment of $450,000 and the balance will be paid in monthly installments (39 payments of $72,000 and then 36 payments of $50,000) until November 30, 2002, at which time Hawaiian has a bargain purchase option for the aircraft. The Partnership has treated this transaction as an installment sale and has classified the original net present value of the anticipated future cash flows of approximately $4,052,000, less principal paid, on the balance sheet as note receivable-installment sale. On September 1, 1996, the Partnership removed the associated cost of the equipment and the net carrying value from the books of the Partnership, and recognized a gain on the sale of approximately $1,655,000.

          b.       Continental Airlines, Inc.

         In November 1991, in connection with its reorganization under the United States Bankruptcy Code, Continental Airlines, Inc. ("Continental") rejected the leases of the three Boeing 727-100 aircraft owned by the Partnership, which had been out of service since 1991. Due to the condition and the related market for such aircraft, the Partnership provided aggregate allowances for equipment impairment of approximately $6,483,000. During 1993, the Partnership sold all three Boeing 727-100 aircraft. The Partnership retains its rights pursuant to a proof of claim and an administrative claim filed in the Continental Bankruptcy case with respect to such aircraft. The amount of recovery under such claims, if any, is impossible to predict at this time.

                         AIRCRAFT INCOME PARTNERS L. P.

                            FORM 10-Q - JUNE 30, 1997

 6        COMMITMENTS AND CONTINGENCIES (continued)

          c.       Continental Air Micronesia

         On January 20, 1993, the Partnership leased a Boeing 727-200 Advanced aircraft to Continental for a term of approximately 71 months to be used by Continental Air Micronesia (the "Air Mike Lease"). The Air Mike Lease provides for a monthly base rent of $76,750, subject to adjustments for rental credits relating to initial modifications (including Traffic Collision Avoidance Systems, windshear detection, upgrade avionics and auxiliary fuel tank) aggregating approximately $794,000, of which approximately $300,000 was contributed in cash and the balance was to be contributed in the form of rental credits provided to Continental. Continental was allowed to take such rental credits ($13,741 per month through May 1996) such that they would recoup their aggregate cost of the initial modifications over a 36 month period with interest at 9.31% per annum. Further, the Partnership agreed to provide up to $813,500 of financing for certain new image modifications through credits ("Lessor Financing") against base rental payments due from Continental. Continental is currently repaying the Lessor Financing credits through monthly installments which are amortized at the rate of 9.31% per annum over the remaining lease term. Through June 30, 1997, the Partnership had provided financing of approximately $755,000. Such amounts, net of amounts repaid, are included within deferred costs on the balance sheet at June 30, 1997 and December 31, 1996.

          d.       Ladeco S.A.

         During 1993, the Partnership consummated two leases with Ladeco S.A. ("Ladeco"), each for a Boeing 737-200 Advanced aircraft for terms of 48 and 60 months. Both leases provide for, among other things, monthly rentals of $47,500 each, plus certain maintenance reserves for engines and landing gear, based upon the number of hours flown. As of June 30, 1997, such maintenance reserves aggregated approximately $1,540,000. At lease inception of both aircraft, Ladeco paid a security deposit of $125,000 per aircraft. Pursuant to the terms of the above mentioned leases, the Partnership removed the two aircraft from the United States Federal Aviation Administration ("FAA") Registry causing the aircraft to be re-registered under Chilean Registry. The Partnership may be obligated to contribute in the form of rental credits, to the completion of certain airworthiness directives and FAA regulations based on certain thresholds. The amount of such obligation, if any, is undeterminable at this time. The Ladeco aircraft leases, originally scheduled to expire in October 1997 and March 1998, were renewed for a one year period at the same lease rate beginning at the expiration of the original leases.

          e.       Aloha Airlines, Inc.

         Aloha Airlines, Inc. ("Aloha") leases a Boeing 737-200 Advanced aircraft from the Partnership, the lease of which was scheduled to expire in accordance with its lease terms on August 15, 1996. Aloha agreed to a fifteen month lease extension at 50% of the prior lease rate.

                         AIRCRAFT INCOME PARTNERS L. P.

                            FORM 10-Q - JUNE 30, 1997

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

                            FORM 10-Q - JUNE 30, 1997


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

         The State of Hawaii has never previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the State of Hawaii is that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Partnership, have separately engaged tax counsel and both airlines are cooperating with the Partnership in vigorously contesting the proposed assessments.

         Final notices of assessment have not yet been issued. Although there can be no assurance that the contest of the assessments will be successful, the Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any liability as a result of the proposed notices of assessment.

 7        MANAGEMENT FEE PAYABLE

         The amount due to IAFM of $85,000 and $94,000 at June 30, 1997 and December 31, 1996, respectively, represents Partnership management fees.

 8        AIRCRAFT SALE

         On May 22, 1997, a Boeing 737-297 Advanced aircraft, owned by the Partnership, was sold to an unaffiliated third party for proceeds of approximately $1,982,000 exclusive of selling expenses of approximately $60,000. The aircraft, which was formerly leased to Aloha, had been off-lease since October 15, 1996. Associated with the aircraft was approximately $639,000 of net maintenance and return provision reserves that Aloha had previously paid the Partnership as provided under the lease agreement. The reserves on the Aloha aircraft will be held back until certain contingent liabilities related to the aircraft are satisfied. Specifically, the Aloha Aircraft is subject to a tax benefit transfer lease ("TBT Lease") under which Allied Signal, the TBT Lessor, retains the federal income tax benefits that normally accrued from ownership of the aircraft other than lease rentals. There are approximately three years remaining on the TBT Lease, until its expiration on May 21, 2000. At the time of the sale, the aircraft had a net carrying value of approximately $1,290,000.

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

         The Partnership declared a cash distribution of $10.00 per unit of limited partnership interest ("Unit") for the quarter ended June 30, 1997, which represented an annualized cash distribution rate of 8% (based on initial offering price of $500 per Unit) as compared to a cash distribution of $21.50 per Unit with respect to the quarter ended June 30, 1996. The Partnership generated cash from operations of approximately $4,762,000 for the six months ended June 30, 1997 (the "1997 Period") or approximately $11.11 per Unit, as compared to $5,736,000 for the six months ended June 30, 1996 (the "1996 Period") or approximately $13.38 per Unit.

         During the 1997 Period, the Partnership decreased its gross aggregate cash reserves, inclusive of collected maintenance reserves and original working capital (1% of original offering proceeds), by an aggregate of approximately $162,000 from approximately $4,397,000 at December 31, 1996 to approximately $4,235,000 at June 30, 1997. The aggregate cash reserves were comprised of approximately $127,000 which represented undistributed cash from operations and cash from sales, as well as original working capital of $1,929,000 (1% of original offering
         proceeds)  and  approximately   $2,179,000  of  collected   maintenance
         reserves.

         As the Partnership's aircraft come off-lease (five of which are scheduled to come off-lease in 1997), it may be necessary for the Partnership to use a portion of its operating reserves and/or its anticipated future cash flow, which would otherwise be available for distribution, to upgrade or enhance these aircraft or related engines if the Partnership determines that such expenditures are in its best interests in order to maximize remarketing value. The Partnership is currently evaluating strategies, including potential engine upgrades for certain aircraft, to increase marketability and is reviewing its possible future obligations to pay for bridging costs in order to facilitate such remarketing. Furthermore, because of market conditions, the Partnership may be required to bear some of the related costs of compliance with recent mandatory federal regulations covering maintenance and upgrading of aging aircraft. The Partnership's ability to make distributions may be impacted by its obligation to pay such costs.

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

         Although the Partnership believes that its anticipated gross cash flow during the remainder of 1997 will be less than previous gross cash flow generated (approximately 74% of the 1996 cash flow based upon gross firm term leases), the anticipated cash flow for the remainder of 1997 and the foreseeable future should be sufficient to pay the Partnership's operating expenses and to make distributions.

         Of the 18 aircraft originally purchased by the Partnership, at June 30, 1997, the Partnership had an interest in 11 of the aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft), which had an original cost of approximately $115,616,000 (net book value of approximately $22,847,000). During the remainder of 1997, excluding rents from renewals and sales, the Partnership anticipates receiving approximately $3,551,000 of rentals on non-cancelable leases (inclusive of amounts which may be set-off by lessees against basic rent as reimbursement for certain modifications required under the applicable leases). After deducting operating expenses, the foregoing aggregate rentals are not sufficient to maintain previous distribution levels.

         On November 15, 1997, the lease of a Boeing 737-200 Advanced aircraft leased to Aloha is scheduled to expire in accordance with the terms of the lease. On December 1, 1997 and December 5, 1997, the leases of the three McDonnell Douglas DC-9-30 aircraft leased to Continental and one Boeing 737-200 Advanced aircraft leased to Southwest respectively, are scheduled to expire. The Partnership has commenced its remarketing efforts with respect to these aircraft. There can be no assurance that the Partnership will be successful with respect to its remarketing activities.

         Of the remaining 11 aircraft, five aircraft as discussed above, which generate aggregate gross rental revenues of approximately $3,830,000 per year are scheduled to come off-lease or be sold during 1997. The Partnership's remaining aircraft are leased pursuant to leases which expire during in 1998 (5 aircraft) and 1999 (1 aircraft).

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

         On May 22, 1997, a Boeing 737-297 Advanced aircraft, owned by the Partnership, was sold to an unaffiliated third party for proceeds of approximately $1,982,000 exclusive of selling expenses of approximately $60,000. The aircraft, which was formerly leased to Aloha had been off-lease since October 15, 1996. Associated with the aircraft was approximately $639,000 of net maintenance and return provision reserves that Aloha had previously paid the Partnership as provided under the lease agreement. The reserves on the Aloha aircraft will be held back until certain contingent liabilities related to the aircraft are satisfied. Specifically, the Aloha Aircraft is subject to a tax benefit transfer lease ("TBT Lease") under which Allied Signal, the TBT Lessor, retains the federal income tax benefits that normally accrued from ownership of the aircraft other than lease rentals. There are approximately three years remaining on the TBT Lease, until its expiration on May 21, 2000. At the time of the sale, the aircraft had a net carrying value of approximately $1,290,000.

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

         The State of Hawaii has never previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the State of Hawaii is the fact that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Partnership, have separately engaged tax counsel and both airlines are cooperating with the Partnership in vigorously contesting the proposed assessments.

         Final notices of assessment have not yet been issued. Although there can be no assurance that the contest of the assessments will be successful, the Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any liability as a result of the proposed notices of assessment.

         Inflation has not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from this factor. The prior softness in the aircraft industry and resulting declines in the value of the types of aircraft owned by the Partnership have resulted in the Partnership providing allowances for equipment impairment. Additionally, because of the financial troubles of certain airlines which are lessees of the Partnership's aircraft, cash flow and distributions have been reduced.

         In April 1995, the General Partner and certain affiliates entered into an agreement with Fieldstone pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership. Substantially all costs associated with the retention of Fieldstone, other than legal fees, are paid by the General Partner.

         Results of Operations

         Net income decreased for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, principally due to the gain on sale of the Southwest Aircraft in 1996 being higher than the gain on sale of the Aloha Aircraft in 1997.

         Revenues decreased overall for the six months ended June 30, 1997 compared to the corresponding period of the prior year. Rental income decreased due to the expiration, in October 1996, of a lease with Aloha, as well as reduced rentals on the second Aloha Aircraft, and the Hawaiian Aircraft which is currently being accounted for on an installment sale basis.

         Expenses decreased for the six months ended June 30, 1997 as compared to the corresponding period of the prior year as follows; (i) no depreciation in the current period on the aircraft previously leased to Southwest as well as the Hawaiian Aircraft which were sold subsequent to the prior year period and reduced depreciation on the Aloha Aircraft sold during the current period and, (ii) reduction in provision for bad debts due to no provision considered necessary in the current period
         (iii) reduced management fee due to decreased distribution on which such fee is based, offset by (i) increase in operating expenses due to higher insurance costs and, (ii) increase general and administrative expenses due to higher legal costs on the sale of the Aloha aircraft.



PART II - OTHER INFORMATION

ITEM 5   Other Information


         On July 25, 1997, Wexford, the administrator for Presidio , received notice from Presidio Holding Company, LLC, which stated that it was the holder of 63% of the outstanding Class A common shares of Presidio, that it was seeking to remove the three current Class A directors and replacing them with Edward Scheetz, David Hamamoto and David King effective as of 12:00 p.m. on September 2, 1997. There exists substantial doubt as to the effectiveness of such notice. On August 15, 1997, Presidio applied to the Judge of the High Court in the British Virgin Islands for a declaration that the written resolution of Presidio Holding LLC, dated July 25, 1997 was invalid and of no effect insofar as it purports to be a written resolution of the Class A Members of Presidio.

         As of August 18, 1997, there have been no changes in the composition of the officers and directors of the general partner. In addition, the administrative services agreement with Wexford remains in effect and is scheduled to terminte in November 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:      None
(b)      Reports on Form 8-K:  Current report on Form 8-K dated May 22, 1997.

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



                                      AIRCRAFT INCOME PARTNERS L.P.
                             BY: Integrated Aircraft Fund Management Corp., General Partner



                                      /s/Douglas J. Lambert
                                      ---------------------
                                      Douglas J. Lambert
                                      President and Chief Financial Officer

August 18, 1997