Form 10-Q
period 1997-09-30
AIRCRAFT INCOME PARTNERS L P
filed 1997-11-19
CIK 826156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

             411 West Putnam Avenue, Suite 270, Greenwich, CT 06830
                    (Address of principal executive offices)

                                 (203) 862-7444
              (Registrant's telephone number, including area code)

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

                    Yes    [ X ]          No [   ]

                         AIRCRAFT INCOME PARTNERS L. P.

                         FORM 10-Q - SEPTEMBER 30, 1997





                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - September 30, 1997 and December 31, 1996


         STATEMENTS OF  OPERATIONS - For the three months  ended  September  30,
            1997 and 1996 and the nine months ended September 30, 1997 and 1996


         STATEMENT OF PARTNERS' EQUITY - For the nine months ended September 30,
            1997


         STATEMENTS OF CASH FLOWS - For the nine months ended September 30, 1997 and 1996


         NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                 AIRCRAFT INCOME PARTNERS L.P.

                                         BALANCE SHEETS

                                                                   September 30,    December 31,
                                                                       1997             1996
                                                                   -----------      -----------
ASSETS

     Leased aircraft, net of accumulated depreciation of
        $70,086,434 and $72,647,508 and allowance for
        equipment impairment of $24,100,000 and $27,500,000 .      $21,429,618      $27,529,419
     Cash and cash equivalents ..............................        6,316,210        6,279,937
     Note receivable - installment sale .....................        3,061,755        3,887,665
     Accounts receivable ....................................          633,060          769,547
     Restricted cash - security deposits ....................          499,753          481,677
     Deferred costs .........................................          127,595          223,866
     Other receivables ......................................          103,754          523,915
     Prepaid expenses .......................................           22,725           95,361
     Deferred rents and modification advances receivable ....             --            254,432
                                                                   -----------      -----------

                                                                   $32,194,470      $40,045,819
                                                                   ===========      ===========
LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Maintenance reserves ...................................      $ 2,031,896      $ 2,167,329
     Distributions payable ..................................        1,929,025        2,357,697
     Security deposits payable ..............................          499,753          481,677
     Deferred income ........................................          325,050          131,550
     Accounts payable and accrued expenses ..................          100,288          103,765
     Management fee payable .................................           80,000           94,000
     Deferred costs payable .................................           48,928           48,016
                                                                   -----------      -----------

        Total liabilities ...................................        5,014,940        5,384,034
                                                                   -----------      -----------
Commitments and contingencies

Partners' equity
        Limited partners' equity (as restated) (385,805 units
            issued and outstanding) .........................       24,452,622       31,186,652
        General partner's equity (as restated) ..............        2,726,908        3,475,133
                                                                   -----------      -----------

        Total partners' equity ..............................       27,179,530       34,661,785
                                                                   -----------      -----------

                                                                   $32,194,470      $40,045,819
                                                                   ===========      ===========

See notes to financial statements.

                                 AIRCRAFT INCOME PARTNERS L.P.

                                    STATEMENTS OF OPERATIONS


                                         For the three months ended    For the nine months ended
                                                September 30,                September 30,
                                         -------------------------     -------------------------
                                            1997           1996           1997           1996
                                         ----------     ----------     ----------     ----------
Rental .............................     $1,911,474     $2,284,428     $5,734,430     $7,801,049
Interest ...........................         95,089        131,660        291,736        391,627
Interest - installment note ........         69,473         27,012        218,091         27,012
                                         ----------     ----------     ----------     ----------

                                          2,076,036      2,443,100      6,244,257      8,219,688
                                         ----------     ----------     ----------     ----------


Depreciation .......................      1,417,406      1,835,203      4,809,903      6,750,979
Management fee .....................         80,000        111,000        268,000        328,000
General and administrative .........         66,406         59,541        341,702        255,435
Operating ..........................         22,325         16,844         94,585         49,653
Other expenses .....................         20,090          9,416         56,909         20,762
Provision for bad debts ............           --             --             --           66,133
Interest expense ...................           --             --             --            1,570
                                         ----------     ----------     ----------     ----------

                                          1,606,227      2,032,004      5,571,099      7,472,532
                                         ----------     ----------     ----------     ----------

                                            469,809        411,096        673,158        747,156

Gain on sale of aircraft - net                 --        1,654,880        632,368      5,222,948
                                         ----------     ----------     ----------     ----------

                                         $  469,809     $2,065,976     $1,305,526     $5,970,104
                                         ==========     ==========     ==========     ==========

Net income attributaable to
Limited partners ...................     $  422,828     $1,859,378     $1,174,973     $5,373,094
General partners ...................         46,981        206,598        130,553        597,010
                                         ----------     ----------     ----------     ----------

                                         $  469,809     $2,065,976     $1,305,526     $5,970,104
                                         ==========     ==========     ==========     ==========

Net income per unit of limited
partnership  interest (385,805 units
outstanding.........................     $     1.10     $     4.82     $     3.05     $    13.93
                                         ==========     ==========     ==========     ==========

See notes to financial statements.

                                     AIRCRAFT INCOME PARTNERS L.P.

                                     STATEMENT OF PARTNERS' EQUITY





                                                          Limited          General          Total
                                                          Partners'        Partner's        Partners'
                                                          Equity           Equity           Equity
                                                      ------------      ------------      ------------

Balance, January 1, 1997 ........................     $ 50,476,902      $(15,815,117)     $ 34,661,785

Reallocation of partners' equity ................      (19,290,250)       19,290,250              --
                                                      ------------      ------------      ------------

Balance, January 1, 1997 (as restated) ..........       31,186,652         3,475,133        34,661,785

Net income for the nine months
     ended September 30, 1997 ...................        1,174,973           130,553         1,305,526

Distributions to partners for the nine months
     ended September 30, 1997 ($20.50 per limited
     partnership unit) ..........................       (7,909,003)         (878,778)       (8,787,781)
                                                      ------------      ------------      ------------

Balance, September 30, 1997 .....................     $ 24,452,622      $  2,726,908      $ 27,179,530
                                                      ============      ============      ============

See notes to financial statements.

                                 AIRCRAFT INCOME PARTNERS L.P.

                                   STATEMENTS OF CASH FLOWS

                                                                    For the nine months ended
                                                                          September 30,
                                                                -----------------------------
                                                                     1997              1996
                                                                ------------      ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ...........................................     $  1,305,526      $  5,970,104
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation ..................................        4,809,903         6,750,979
            Gain on sale of aircraft - net ................         (632,368)       (5,222,948)
     Changes in assets and liabilities
        Accounts receivable ...............................          136,487           505,247
        Restricted cash - security deposits ...............          (18,076)          (17,218)
        Deferred costs ....................................           96,271            96,270
        Other receivables .................................          420,161           (13,351)
        Prepaid expenses ..................................           72,636            24,314
        Deferred rents and modification advances receivable          254,432           286,707
        Maintenance reserves ..............................         (135,433)         (262,394)
        Security deposits payable .........................           18,076            17,218
        Deferred income ...................................          193,500           (47,666)
        Accounts payable and accrued expenses .............           (3,477)          (20,749)
        Management fee payable ............................          (14,000)          (26,000)
                                                                ------------      ------------

                Net cash provided by operating activities .        6,503,638         8,040,513
                                                                ------------      ------------

Cash flows from investing activities
     Proceeds from sale of aircraft - net .................        1,922,266         6,784,400
     Proceeds from installment sale note receivable .......          825,910           150,835
     Additions and modifications to leased aircraft, net ..              912           (74,036)
                                                                ------------      ------------

                Net cash provided by investing activities .        2,749,088         6,861,199
                                                                ------------      ------------
Cash flows from financing activities
     Distributions to partners ............................       (9,216,453)      (15,646,538)
                                                                ------------      ------------

                                 AIRCRAFT INCOME PARTNERS L.P.

                                   STATEMENTS OF CASH FLOWS
                                         (continued)



                                                                    For the nine months ended
                                                                          September 30,
                                                                -----------------------------
                                                                     1997              1996
                                                                ------------      ------------
Net increase (decrease) in cash and cash equivalents ......           36,273          (744,826)

Cash and cash equivalents, beginning of period ............        6,279,937         7,448,455
                                                                ------------      ------------

Cash and cash equivalents, end of period ..................     $  6,316,210      $  6,703,629
                                                                ============      ============

Supplemental disclosure of cash flow information
     Interest paid ........................................     $       --        $      1,570
                                                                ============      ============

See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Aircraft Income Partners L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         Recently issued accounting pronouncement

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

         Management of the Company does not believe that these new standards will have a material effect on the Company's reported operating results, per share amounts, financial position or cash flows.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of all of the shares of IAFM. On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford Management LLC ("Wexford"), the administrator for Presidio, expired. Pursuant to that agreement Wexford had authority to designate directors of IAFM. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement dated as of November 3, 1997 (the "ASA"), which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates, including IAFM and the Partnership, for a term of six months. For the nine months ended September 30, 1997 and 1996, reimbursable expenses paid to Wexford amounted to $20,883 and $24,140, respectively.

         Effective November 3, 1997, officers and employees of Wexford that had served as officers and/or directors of IAFM tendered their resignation. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of IAFM.

         IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. For the nine months ended September 30, 1997 and 1996, IAFM received or accrued distributions totaling $878,778 and $1,500,353, respectively.

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

         As compensation for the foregoing services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM earned management fees of $268,000 and $328,000 for the nine months ended September 30, 1997 and 1996, respectively.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Upon ultimate liquidation of the Partnership, IAFM may be required to remit to the Partnership certain payments representing capital account deficit restoration based upon a formula provided within the Limited Partnership Agreement. Such restoration amount may be less than the recorded IAFM deficit, which could result in distributions to the limited partners of less than their recorded equity.

         In April 1995, IAFM and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership. Substantially all costs associated with the retention of Fieldstone, other than legal fees, are paid by IAFM. The agreement with Fieldstone was scheduled to terminate November 3, 1997. IAFM and certain affiliates are currently negotiating a possible extension of the agreement. Fieldstone has indicated that it will continue to perform services in respect of the Partnership pending the conclusion of such negotiation.


4         DISTRIBUTIONS TO PARTNERS

         Distributions payable to Limited Partners and the General Partner of $1,736,122 ($4.50 per unit) and $192,903, respectively, at September 30, 1997, were paid in November 1997.

5         PARTNERS' EQUITY

         The General Partner holds a 10% equity interest in the Partnership. At the inception of the Partnership, the General Partner's equity account was credited with only the actual capital contributed in cash, $9,950. The Partnership's management determined that this accounting does not appropriately reflect the limited partners' and the General Partner's relative participations in the Partnership's net assets, since it does not reflect the General Partner's 10% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $19,290,250

5         PARTNERS' EQUITY (continued)

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

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

         c.        Continental Air Micronesia

         On January 20, 1993, the Partnership leased a Boeing 727-200 Advanced aircraft to Continental for a term of approximately 71 months to be used by Continental Air Micronesia (the "Air Mike Lease"). The Air Mike Lease provides for a monthly base rent of $76,750, subject to adjustments for rental credits relating to initial modifications (including Traffic Collision Avoidance Systems, windshear detection, upgrade avionics and auxiliary fuel tank) aggregating approximately $794,000, of which approximately $300,000 was contributed in cash and the balance was to be contributed in the form of rental credits provided to Continental. Continental was allowed to take such rental credits ($13,741 per month through May 1996) such that they would recoup their aggregate cost of the initial modifications over a 36 month period with interest at 9.31% per annum. Further, the Partnership agreed to provide up to $813,500 of financing for certain new image modifications through credits ("Lessor Financing") against base rental

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

6         COMMITMENTS AND CONTINGENCIES (continued)

         c.        Continental Air Micronesia (continued)

         payments due from Continental. Continental is currently repaying the Lessor Financing credits through monthly installments which are amortized at the rate of 9.31% per annum over the remaining lease term. Through September 30, 1997, the Partnership had provided financing of approximately $755,000. Such amounts, net of amounts repaid, are included within deferred costs on the balance sheet at September 30, 1997 and December 31, 1996.

         d.        Ladeco S.A.

         During 1993, the Partnership consummated two leases with Ladeco S.A. ("Ladeco"), each for a Boeing 737-200 Advanced aircraft for terms of 48 and 60 months, respectively. Both leases provide for, among other things, monthly rentals of $47,500 each, plus certain maintenance reserves for engines and landing gear, based upon the number of hours flown. As of September 30, 1997, such maintenance reserves aggregated approximately $1,393,000. At lease inception of both aircraft, Ladeco paid a security deposit of $125,000 per aircraft. Pursuant to the terms of the above mentioned leases, the Partnership removed the two aircraft from the United States Federal Aviation Administration ("FAA") Registry causing the aircraft to be re-registered under Chilean Registry. The Partnership may be obligated to contribute in the form of rental credits, to the completion of certain airworthiness directives and FAA regulations based on certain thresholds. The amount of such obligation, if any, is undeterminable at this time. The Ladeco aircraft leases, originally scheduled to expire in October 1997 and March 1998, were each renewed for a one year period at the same lease rate beginning at the expiration of the original leases.

         e.        Aloha Airlines, Inc.

         Aloha Airlines, Inc. ("Aloha") leases a Boeing 737-200 Advanced aircraft from the Partnership, the lease of which was scheduled to expire in accordance with its lease terms on August 15, 1996. Aloha agreed to a fifteen month lease extension at 50% of the prior lease rate, and the aircraft is scheduled to be returned following the expiration of the term and the completion of certain repairs and maintenance to bring the aircraft into compliance with the lease return provisions.

         On November 15, 1997, the lease of a Boeing 737-200 Advanced aircraft leased to Aloha Airlines, Inc. ("Aloha") is scheduled to expire in accordance with the terms of the lease. Aloha has indicated that certain modifications to the aircraft as required by the Airworthiness Directives issued by the Federal Avaiation Administration ("FAA") are not applicable under the return conditions of the lease.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

6         COMMITMENTS AND CONTINGENCIES (continued)

         e.        Aloha Airlines, Inc. (continued)


         On November 14, 1997, First Security Bank, National Association, acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint for declaratory judgment in the United States District Court, Southern District of New York. The complaint requests interpretation of the language under the lease regarding return conditions for the aircraft. There can be no assurance as to how the court may interpret the language under the lease.

         f.        American Trans Air, Inc.

         In May 1996, American Trans Air, Inc. ("ATA"), the lessee of a Boeing 727-200 Advanced aircraft (in which the Partnership owns an undivided 47.92231% joint venture interest) (the "JV Aircraft") exercised its renewal option. The lease, originally scheduled to expire in November 1996, was renewed for an additional two years at the same lease rate and the aircraft is scheduled to be returned following the expiration of the term and the completion of certain repairs and maintenance to bring the aircraft into compliance with the lease return provisions.

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

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


6         COMMITMENTS AND CONTINGENCIES (continued)

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

                          AIRCRAFT INCOME PARTNERS L.P.

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

7         MANAGEMENT FEE PAYABLE

         The amount due to IAFM of $80,000 and $94,000 at September 30, 1997 and December 31, 1996, respectively, represents Partnership management fees.

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

         The Partnership declared a cash distribution of $4.50 per unit of limited partnership interest ("Unit") for the quarter ended September 30, 1997, which represented an annualized cash distribution rate of 3.6% (based on initial offering price of $500 per Unit) as compared to a cash distribution of $6.50 per Unit with respect to the quarter ended September 30, 1996. The Partnership generated cash from operations of approximately $6,859,000 for the nine months ended September 30, 1997 (the "1997 Period") or approximately $16.00 per Unit, as compared to $8,382,000 for the nine months ended September 30, 1996 (the "1996 Period") or approximately $19.55 per Unit.

         During the 1997 Period, the Partnership decreased its gross aggregate cash reserves, inclusive of collected maintenance reserves and original working capital (1% of original offering proceeds), by an aggregate of approximately $356,000 from approximately $4,397,000 at December 31, 1996 to approximately $4,255,000 at September 30, 1997. The aggregate cash reserves were comprised of approximately $293,000 which represented undistributed cash from operations and cash from sales, as well as original working capital of $1,929,000 (1% of original offering proceeds) and approximately $2,032,000 of collected maintenance reserves.

         As the Partnership's aircraft come off-lease (one of which has expired as of November 15, 1997 and one of which is scheduled to come off lease in December 1997 pending completion of return conditions), it may be necessary for the Partnership to use a portion of its operating reserves and/or its anticipated future cash flow, which would otherwise be available for distribution, to upgrade or enhance these aircraft or related engines if the Partnership determines that such expenditures are in its best interests in order to maximize remarketing value. The Partnership is currently evaluating strategies, including potential engine upgrades for certain aircraft, to increase marketability and is reviewing its possible future obligations to pay for bridging costs in order to facilitate such remarketing. Furthermore, because of market conditions, the Partnership may be required to bear some of the related costs of compliance with recent mandatory federal regulations covering maintenance and upgrading of aging aircraft. The Partnership's ability to make distributions may be impacted by its obligation to pay such costs.

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

         Although the Partnership believes that its anticipated gross cash flow during the remainder of 1997 will be less than previous gross cash flow generated (approximately 73% of the 1996 cash flow based upon gross firm term leases), the anticipated cash flow for the remainder of 1997 and the foreseeable future should be sufficient to pay the Partnership's operating expenses and to make distributions.

         Of the 18 aircraft originally purchased by the Partnership, at September 30, 1997, the Partnership had an interest in 11 of the aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft), which had an original cost of approximately $115,616,000 (net book value of approximately $21,430,000). During the remainder of 1997, excluding rents from renewals and sales, the Partnership anticipates receiving approximately $1,683,000 of rentals on non-cancelable leases (inclusive of amounts which may be set-off by lessees against basic rent as reimbursement for certain modifications required under the applicable leases). After deducting operating expenses, the foregoing aggregate rentals are not sufficient to maintain previous distribution levels.

         On November 15, 1997, the lease of a Boeing 737-200 Advanced aircraft leased to Aloha is scheduled to expire in accordance with the terms of the lease. On or about December 5, 1997, the lease of one Boeing 737-200 Advanced aircraft leased to Southwest is scheduled to expire. The Partnership has commenced its remarketing efforts with respect to this aircraft. There can be no assurance that the Partnership will be successful with respect to its remarketing activities.

         Of the remaining 11 aircraft, two aircraft as discussed above, which generate aggregate gross rental revenues of approximately $1,508,000 per year are scheduled to come off-lease or be sold during 1997. The Partnership's remaining aircraft are leased pursuant to leases which expire during 1998 (8 aircraft) and 1999 (1 aircraft).

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

         Additionally, Aloha leases another Boeing 737-200 Advanced aircraft from the Partnership, the lease of which was previously scheduled to expire in accordance with its lease terms on August 15, 1996. Aloha agreed to a fifteen month lease extension at 50% of the prior lease rate and will return the aircraft to the Partnership upon completion of certain repairs and maintenance required to bring the aircraft into compliance with the return conditions of the lease.

         On November 15, 1997, the lease of a Boeing 737-200 Advanced aircraft leased to Aloha Airlines, Inc. ("Aloha") is scheduled to expire in accordance with the terms of the lease. Aloha has indicated that certain modifications to the aircraft as required by the Airworthiness Directives issued by the Federal Avaiation Administration ("FAA") are not applicable under the return conditions of the lease.

         On November 14, 1997, First Security Bank, National Association, acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint for declaratory judgment in the United States District Court, Southern District of New York. The complaint requests interpretation of the language under the lease regarding return conditions for the aircraft. There can be no assurance as to how the court may interpret the language under the lease.

         On December 1, 1997, the leases of three McDonnell Douglas DC-9-30 aircraft leased to Continental are schedulted to expire. Continental and the Partnership have agreed in principal to extend the leases of two of the aircraft to October 1998 and one aircraft to December 1998.

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

         Inflation has not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from this factor. The prior softness in the aircraft industry and resulting declines in the value of the types of aircraft owned by the Partnership have resulted in the Partnership providing allowances for equipment impairment. Additionally, because of the financial troubles of certain airlines, which are lessees of the Partnership's aircraft, cash flow and distributions have been reduced.

         In April 1995, the General Partner and certain affiliates entered into an agreement with Fieldstone pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership. Substantially all costs associated with the retention of Fieldstone, other than legal fees, are paid by the General Partner. The agreement with Fieldstone was scheduled to terminate November 3, 1997. IAFM and certain affiliates are currently negotiating a possible extension of the agreement. Fieldstone has indicated that it will continue to perform services in respect of the Partnership pending the conclusion of such negotiation.

         Results of Operations

         Net income decreased for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, principally due to the gain on sale of the Southwest Aircraft and the Hawaiian Aircraft in 1996 being higher than the gain on sale of the Aloha Aircraft in 1997.

         Revenues decreased overall for the nine months ended September 30, 1997 compared to the corresponding period of the prior year. Rental income decreased due to the expiration, in October 1996, of a lease with Aloha, as well as reduced rentals on the second Aloha Aircraft, and the Hawaiian Aircraft which is currently being accounted for on an installment sale basis.

         Expenses decreased for the nine months ended September 30, 1997 as compared to the corresponding period of the prior year as follows; (i) no depreciation in the current period on the aircraft previously leased to Southwest as well as the Hawaiian Aircraft which were sold subsequent to the prior year period and reduced depreciation on the Aloha Aircraft sold during the current period and, (ii) reduction in provision for bad debts due to no provision considered necessary in the current period (iii) reduced management fee due to decreased distribution on which such fee is based, offset by (i) increase in operating expenses due to higher insurance costs and, (ii) increase general and administrative expenses due to higher legal costs on the sale of the Aloha aircraft.

PART II - OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

         On November 15, 1997, the lease of a Boeing 737-200 Advanced aircraft leased to Aloha Airlines, Inc. ("Aloha") is scheduled to expire in accordance with the terms of the lease. Aloha has indicated that certain modifications to the aircraft as required by the Airworthiness Directives issued by the Federal Avaiation Administration ("FAA") are not applicable under the return conditions of the lease.

         On November 14, 1997, First Security Bank, National Association, acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint for declaratory judgment in the United States District Court, Southern District of New York. The complaint requests interpretation of the language under the lease regarding return conditions for the aircraft. There can be no assurance as to how the court may interpret the language under the lease.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits: None

        (b) Reports on Form 8-K:

            Current reports on Form 8-K dated July 25, 1997 and August 28, 1997.

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



                                     AIRCRAFT INCOME PARTNERS L.P.
                               BY: Integrated Aircraft Fund Management Corp., General Partner




                                     /s/ Richard Sabella
                                     -------------------
                                     Richard Sabella
                                     President





                                     /s/ Kevin Reardon
                                     -----------------
                                     Kevin Reardon
                                     Vice President, Treasurer and Secretary
                                     (Chief Accounting Officer)


 Date: November 19, 1997