Form 10-K
period 1997-12-31
AIRCRAFT INCOME PARTNERS L P
filed 1998-03-31
CIK 826156

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
December 31, 1997                                                        0-17785

                          AIRCRAFT INCOME PARTNERS L.P.
             (Exact name of Registrant as specified in its charter)

           Delaware                                      13-3430508
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                      Identification Number)

411 West Putnam Avenue, Greenwich, CT                        06830
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (203) 862-7444


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

Through November 2, 1994, the General Partner was a wholly-owned subsidiary of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the General Partner was purchased by Presidio Capital Corp. ("Presidio"). On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio, the corporate parent of the General Partner. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partner. Presidio was also party to an Administrative Services Agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford was responsible for the day-to-day management of Presidio and, among other things, had authority to designate directors of the General Partner.

On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates, including the General Partner and Registrant. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

Effective November 3, 1997, officers and employees of Wexford that had served as officers and/or directors of the General Partner tendered their resignation. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of the General Partner.

Description of business

Registrant is engaged in the business of owning and leasing aircraft. Commencing February 29, 1988, Registrant offered a maximum of 500,000 limited partnership units (the "Units") at an offering price of $500 per Unit. The Units were registered under the Securities Act of 1933 (Registration No. 33-18891) and sold pursuant to a prospectus, dated February 29, 1988, as supplemented by supplements dated May 20, 1988, August 16, 1988, November 4, 1988, January 6, 1989 and February 28, 1989 (the "Prospectus"). The Prospectus is incorporated herein by reference (see Exhibit 28). Registrant terminated the offering as of May 1, 1989, at which time it had accepted subscriptions for a total of 385,800 Units, aggregating $192,900,000. Registrant completed the investment of the net proceeds of the offering on May 31, 1989.

The aircraft owned by Registrant, consisting of used commercial jet aircraft as well as related engines and other aircraft parts, were initially leased to various lessees for terms ranging from 17 to 88 months. Through December 31, 1997, Registrant had acquired interests in 18 aircraft (including an undivided 47.92231% joint venture interest in one aircraft) at a cost of approximately $169,748,000 (inclusive of associated acquisition fees). Through December 31, 1997, Registrant had sold or disposed of seven aircraft with original purchase prices aggregating approximately $54,132,000 (See below; Item 2, "Properties";
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and Item 8, "Financial Statements and Supplementary Data" for a more detailed description of business developments, the acquisition and disposition of such aircraft.)

Of the 18 aircraft originally purchased by Registrant, at December 31, 1997, Registrant had an interest in 11 of the aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft) which had an aggregate original cost (inclusive of capitalized major additions and improvements) of approximately $115,616,000 (net carrying value of approximately $20,012,000). During 1998, excluding rents from future renewals, Registrant anticipates receiving rentals of approximately $5,176,000 on non-cancelable leases (inclusive of amounts which may be set-off by lessees against basic rent obligations (i.e., rent credits) as reimbursement for, in general, modifications to the aircraft which are the obligation of Registrant as provided in the applicable leases). After deducting operating expenses, the foregoing aggregate rentals are not sufficient to maintain previous distribution levels.

All of Registrant's remaining Aircraft are currently on lease with the exception of one aircraft returned by Southwest Airlines, Inc. ("Southwest") in January 1998. One Boeing 737-200 Advanced aircraft previously leased to Aloha Airlines Inc. ("Aloha"), came off lease on October 15, 1996, and was sold on May 22, 1997 to an unaffiliated third party for proceeds of approximately $1,982,000 exclusive of selling expenses of approximately $60,000. Of the 11 remaining aircraft, 10 aircraft will generate aggregate gross rental revenues of approximately $5,176,000 during 1998. Of Registrant's leases, six are currently scheduled to expire in 1998, one is scheduled to expire in 1999 and three are scheduled to expire in 2000.

Recent Developments

A.    Aloha Airlines, Inc.

Aloha Airlines, Inc. ("Aloha") had leased a Boeing 737-297 Advanced aircraft (the "Aloha Aircraft") whose lease was originally scheduled to expire in accordance with its terms on February 1, 1996. The Aloha Aircraft is subject to a tax benefit transfer lease ("TBT Lease") under which Allied Signal, the TBT Lessor, retains the federal income tax benefits that normally accrue from ownership of the aircraft other than lease rentals. There are approximately two years remaining on the TBT Lease, until May 21, 2000.

Prior to the expiration of the Aloha lease on February 1, 1996, Registrant and Aloha agreed to a three month lease extension with rent based on $300 per flight hour. Registrant and Aloha subsequently agreed on a further short-term lease extension, to October 15, 1996, on the same terms, and on October 15, 1996, the Aloha Aircraft was returned by Aloha to Registrant and maintained at a storage facility.

On May 22, 1997, the Aloha Aircraft was sold to an unaffiliated third party for proceeds of approximately $1,982,000 exclusive of selling expenses of approximately $60,000. Associated with the aircraft was approximately $639,000 of net maintenance and return provision reserves that Aloha had previously paid Registrant as provided under the lease agreement. The reserves on the Aloha Aircraft will be restricted until certain contingent liabilities related to the aircraft are satisfied. At the time of the sale, the aircraft had a net carrying value of approximately $1,290,000.

On November 15, 1997, the lease to Aloha of a Boeing 737-200 Advanced aircraft expired in accordance with the terms of the lease. Aloha has indicated that certain modifications to the aircraft as required by the Airworthiness Directives issued by the Federal Aviation Administration ("FAA") are not applicable under the return conditions of the lease. On November 14, 1997, First Security Bank, National Association, acting not in its individual capacity, but solely as trustee under a trust agreement in which Registrant is the beneficiary, filed a complaint for declaratory judgment in the United States District Court, Southern District of New York. The complaint requested interpretation of the language under the lease regarding return conditions for the aircraft. In December 1997, the foregoing action was settled and Aloha agreed to satisfy certain return conditions of the lease. The aircraft is scheduled to be returned by April 30, 1998 and Registrant is actively remarketing such aircraft for sale or lease.

B.    Tax assessment

In September 1996, Registrant received proposed notices of assessment from the State of Hawaii with respect to general excise tax ("GET") of approximately $1,338,000 (including interest and penalties) for the years 1991, 1992, 1993 and 1994. The state is alleging that GET is owed by Registrant with respect to rents received from Aloha and Hawaiian Airlines, Inc. ("Hawaiian") under the leases between Registrant and each of the airlines.

The leases with both Aloha and Hawaiian provide for full indemnification of Registrant for such taxes, but the bankruptcy of Hawaiian may relieve Hawaiian of its indemnification obligation for any periods prior to September 21, 1993, when Hawaiian and its affiliates sought bankruptcy protection. In any event, it is the Registrant, as taxpayer, which is ultimately liable for the GET, if it is applicable.

The State of Hawaii has never previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the State of Hawaii is that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Registrant, have separately engaged tax counsel and both airlines are cooperating with Registrant to vigorously contest the proposed assessments.

Final notices of assessment have not yet been issued. Although there can be no assurance that the contest of the assessments will be successful, Registrant believes that the state's position on the applicability of GET in this instance is without merit. Registrant has not recorded any liability as a result of the proposed notices of assessment.

C.    American Trans Air, Inc.


In March 1998, Registrant and American Trans Air, Inc. ("ATA") agreed to amend the leases extending the term through December 31, 2000 at the current lease rental at which time ATA will have a purchase obligation of approximately $3.3 million per aircraft. During the term of the amended lease, ATA may, at its expense, retrofit the aircraft to comply with the Stage III noise emission standards pursuant to FAR Part 36.

Significant Lessees

Registrant's revenues from aircraft are derived from lease payments from lessees. None of such lessees are affiliated with Registrant. During the year ended December 31, 1997, lease payments due from the following lessees were the source of 10% or more of Registrant's gross rental revenues: Continental (30%), Aloha (11%), ATA (24%), Ladeco S.A. ("Ladeco") (15%) and Continental Micronesia Inc. ("Air Micronesia") (12%). At December 31, 1997, the Continental deferred rents and modification advances were fully repaid by Continental. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data".)

Competition

The equipment leasing industry, particularly as it relates to aircraft, is highly competitive. The aircraft leasing industry offers users an alternative to the purchase of nearly every type of aircraft. The competitive conditions vary considerably depending on the type of aircraft and the nature of the prospective user.

Registrant will encounter competition from lessors which may write leases for longer terms and at lower rates than Registrant can offer. Competitors of Registrant may, at the writing of their initial leases, give their lessees options to renew their leases or purchase the aircraft at the expiration of the lease at favorable or bargain rates, and, as a result, Registrant may be at a competitive disadvantage if it does not also grant such bargain renewals and purchase options. Manufacturers and other leasing companies may provide certain ancillary services, which Registrant cannot offer, such as maintenance services (including possible substitution of aircraft or engines), crews, warranty services and trade-in privileges. Also, there are numerous other entities, including distributors, manufacturers, airlines, equipment managers, leasing companies, financial institutions and public and private limited partnerships organized and managed similarly to Registrant, some of which have greater financial resources and more experience than Registrant and the General Partner.

Registrant has encountered severe competition in attempting to re-lease its aircraft as they have come off-lease due to a surplus in the market of narrow-body aircraft similar to the types owned by Registrant. The substantial costs required to maintain and bring used aircraft into compliance with FAA noise and maintenance requirements adopted since 1990 are the primary factors, which have adversely affected the narrow body aircraft market. In addition, Registrant's aircraft will also have to compete with newer, more fuel-efficient aircraft, which comply with the recently adopted FAA noise requirements. Registrant also believes that as a result of the factors listed above there has been a significant decline in the re-sale value of narrow-body aircraft of the types owned by Registrant.

As Registrant's aircraft come off-lease, Registrant may need to use a portion of its operating reserves and/or its cash flow, which would otherwise be available for distribution, to upgrade or enhance these aircraft if Registrant determines that such expenditures are in its best interest in order to maximize the remarketing value. Registrant is currently evaluating strategies, including potential engine upgrades for certain aircraft, to increase marketability and is reviewing its ability to pay for bridging costs in order to facilitate remarketing. Upgrades to aircraft may include "Hush Kits", which reduce the noise levels of engines. The estimated costs of the Hush Kits range from approximately $1,200,000 for Boeing 737 aircraft to approximately $2,000,000 for Boeing 727 aircraft. Furthermore, because of market conditions, Registrant may be required to bear some of the related costs of compliance with mandatory federal regulations covering maintenance and upgrading of aging aircraft. In determining what may be in its best interests, Registrant's ability to make distributions may be impacted by its obligation to pay such costs.

Employees

Registrant does not have any employees. NorthStar Presidio currently performs accounting, secretarial, transfer and administrative services for Registrant. NorthStar Presidio also performs similar services for other affiliates of the General Partner. Aviation Capital Group, L.P. ("ACG"), an entity comprised primarily of former officers of the General Partner, periodically performs remarketing services with respect to Registrant's aircraft, and Simat, Helliesen & Eichner, Inc. ("SH&E"), an aviation consulting firm, provides consulting services to Registrant. All fees for SH&E's and ACG's services are paid by the General Partner (other than normal competitive aircraft sales commissions, if any) and are not reimbursed by Registrant.

In April 1995, the General Partner and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to Registrant. Substantially all costs associated with the retention of Fieldstone are paid by the General Partner. The agreement with Fieldstone was scheduled to expire on November 3, 1997. The General Partner and certain affiliates are currently negotiating a possible extension of the agreement. Fieldstone has indicated that it will continue to perform services with respect to Registrant pending the conclusion of such negotiation. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 8, "Financial Statements" and Item 10, "Directors and Executive Officers of the Registrant".)

Foreign Operations

Registrant currently has three aircraft operated in foreign countries. Two of such aircraft are leased to Ladeco, a Chilean airline, and are operated primarily in South America. A third aircraft is leased to Air Micronesia, a stand-alone air carrier affiliated with Continental, and such aircraft is operated primarily in Southeast Asia. (See Item 8, "Financial Statements and Supplementary Data - Notes 9 and 10".)

Item 2.           Properties

The aircraft owned by Registrant as of March 1, 1998 (see "General" under Item 1 "Business" hereof) consists of the following:

                                                                                   Type of Ownership
Type of Equipment                           Date of Purchase                          or Interest
-----------------                           ----------------                          -----------
One McDonnell                               April 20, 1988                         Full ownership, not subject
Douglas DC-9-32                                                                    to any lien.
aircraft

Two McDonnell Douglas                       May 13, 1988                           Full ownership, not subject
DC-9-32 aircraft                                                                   to any lien.

One Boeing 727-200                          June 15, 1988                          Full ownership, not subject
Advanced aircraft (1)                                                              to any lien.

One Boeing 737-200                          August 23, 1988                        Full ownership, not subject
Advanced aircraft (1)                                                              to any lien.

One Boeing 737-200                          November 4, 1988                       Full ownership, not subject
Advanced aircraft (1)                                                              to any lien.

One Boeing 727-200                          December 15, 1988                      Full ownership, not subject
Advanced aircraft                                                                  to any lien.

One Boeing 727-200                          January 18, 1989                       Full ownership, not subject
Advanced aircraft                                                                  to any lien.

One Boeing 737-200                          February 9, 1989                       Full ownership, not subject
Advanced aircraft                                                                  to any lien.

One Boeing 737-200                          March 31, 1989                         Full ownership, not subject
Advanced aircraft                                                                  to any lien.

One Boeing 727-200                          May 31, 1989                           Full ownership of a
Advanced aircraft (2)                                                              47.92231% undivided
                                                                                   interest.

(1) Such aircraft are operated in foreign countries. See Item 1, "Business"; and Notes 9 and 10 to Registrant's Financial Statements included in Item 8, "Financial Statements and Supplementary Data" to this report, for further discussion.

(2)      The remaining interest is owned by an affiliate of the General Partner.

Item 3.           Legal Proceedings

None


Item 4.           Submission of Matters to a Vote of Security Holders

None

PART II


Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters

There is no developed public market for the Units of the Registrant.

As of March 1, 1998, there were approximately 15,000 record holders of Units, owning an aggregate of 385,805 Units.

During the years ended December 31, 1997 and 1996, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

   Distribution with respect to
   Quarter Ended                          Amount of Distribution Per Unit (1)
   -------------                          -----------------------------------
                                              1997                  1996
                                              ----                  ----
   March 31                                  $6.00                 $7.00
   June 30                                   $10.00                $21.50
   September 30                              $4.50                 $6.50
   December 31                               $   -                 $5.50

 (1) The amounts listed represent distributions of cash from operations and cash from sales. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for information relating to Registrant's future distributions.)

Item 6.           Selected Financial Data

                                                            Year ended December 31,
                         ------------------------------------------------------------------------------------
                               1997              1996              1995             1994              1993
                         -------------     -------------     -------------    -------------     -------------
Revenues (1)             $   8,154,952     $  10,284,238     $  12,372,475    $  13,755,528     $  16,227,532
Net Income (Loss)(2)     $   1,706,235     $   5,988,174     $   1,496,774    $     564,907     $ (10,306,115)

Net income (Loss)
Per  Unit (2)            $     3.98        $    13.97        $     3.49       $     1.32        $   (24.04)
Distribution Per Unit    $    20.50        $    40.50        $    32.00       $    31.00        $    34.50

Total Assets             $  30,567,247     $  40,045,819     $  52,365,622    $  63,596,742     $  76,239,996
Total Partners' Equity   $  27,580,239     $  34,661,785     $  46,034,837    $  58,255,574     $  70,979,506


(1)  Included in this  amount is  $659,851,  $582,674,  $443,904,  $259,805  and
     $195,071 of interest income for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively. Additionally, revenues include $(76,999), $(32,767), $108,487, $184,033 and $968,541 of other income or loss for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

(2) Registrant provided allowances for equipment impairment of $848,000 and $13,460,000 (including $20,000 provided in respect to a 727-100 aircraft sold in August 1993), for the years ended December 31, 1994 and 1993, respectively, to recognize the loss in value of certain aircraft. No allowance was considered necessary for the years ended December 31, 1997, 1996 and 1995.

     Additionally, Registrant realized approximately $1,002,000 from the sale of the marketable securities for the year ended December 31, 1995. Such amount is included in Net Income (Loss).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources


Registrant did not make a cash distribution with respect to the quarter ended December 31, 1997 as compared to $5.50 per Unit with respect to the quarter ended December 31, 1996. For the year ended December 31, 1997, cash distributions aggregated $20.50 per Unit (a 4.1% annualized rate) as compared to $40.50 per Unit (a 8.1% annualized rate) with respect to the year ended December 31, 1996.

During 1997, Registrant generated cash from operations of approximately $8,892,000 (before rent credits), or approximately $20.74 per Unit, as compared to approximately $10,550,000 (before rent credits), or approximately $24.62 per Unit, during 1996. Additionally, during 1997, Registrant collected proceeds from the sale of one Boeing 737-200 aircraft leased to Aloha of approximately $1,922,000.

During 1997, Registrant increased its gross aggregate cash reserves, inclusive of collected maintenance reserves and original working capital (1% of original offering proceeds), by an aggregate of approximately $1,989,000 (as discussed below), from approximately $4,397,000 at December 31, 1996 to approximately $6,386,000 at December 31, 1997. The aggregate cash reserves were comprised of approximately $2,328,000, which represented undistributed cash from operations and cash from sales, as well as original working capital of $1,929,000 (1% of original offering proceeds) and approximately $2,129,000 of collected maintenance reserves.

Such increase in aggregate cash reserves was the result of an increase of approximately $2,027,000 of cash from operations in excess of cash distributions during 1997 offset by a decrease of approximately $38,000 of collected maintenance reserves.

During the first quarter of 1995, Registrant provided ATA with $150,000 of aggregate rent credits representing Registrant's obligation to contribute $75,000 per aircraft towards bridging "C" check inspections with respect to the two Boeing 727 aircraft leased to ATA.

In December 1997, Registrant and Continental Airlines, Inc. ("Continental") agreed to amend the leases for three McDonnell Douglas DC-9-32 aircraft to extend the term of the leases to September 10, 1998 with respect to two aircraft and December 1, 1998 with respect to one aircraft for rentals of $52,500 per month per aircraft.

As Registrant's aircraft come off-lease (six of which are scheduled to come off-lease in 1998, one in 1999 and three in 2000), it may be necessary for Registrant to use a portion of its operating reserves and/or its anticipated future cash flow, which would otherwise be available for distribution, to upgrade or enhance these aircraft or related engines if Registrant determines that such expenditures are in its best interests in order to maximize remarketing value. Registrant is currently evaluating strategies, including potential engine upgrades for certain aircraft, to increase marketability and is reviewing its possible future obligations to pay for bridging costs in order to facilitate such remarketing. Furthermore, because of market conditions, Registrant may be required to bear some of the related costs of compliance with recent mandatory federal regulations covering maintenance and upgrading of aging aircraft. Registrant's ability to make distributions will be impacted by its obligation to pay such costs.

Registrant has encountered competition in attempting to re-lease its aircraft as they have come off-lease due to a surplus in the market of narrow-body aircraft similar to the types owned by Registrant. The substantial costs required to maintain and bring used aircraft into compliance with FAA noise and maintenance requirements adopted since 1990 are the primary factors, which have adversely affected the narrow body aircraft market. In addition, Registrant will also have to compete with newer, more fuel-efficient aircraft, which comply with recently adopted FAA noise requirements. Registrant also believes that as a result of the factors listed above there has been a significant decline in the re-sale value of narrow-body aircraft similar to the types owned by Registrant.

Although Registrant believes that its anticipated gross cash flow in 1998 will be less than its gross cash flow generated during 1997 (approximately 46% of 1997 cash flow based upon gross firm term leases plus the net amounts due under notes issued by Continental as repayment for deferred rent and modification advances), its anticipated cash flow in 1998 and the foreseeable future will be sufficient to pay its operating expenses.

During 1997, lease payments due from the following lessees were the source of 10% or more of Registrant's gross rental revenues: Continental (30%), Aloha (11%), ATA (24%), Ladeco (15%) and Air Micronesia (12%).

Of the 18 aircraft originally purchased by Registrant, at December 31, 1997, Registrant had an interest in 11 of the aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft) which had an original cost of approximately $115,616,000 (net book value of approximately $20,012,000). In 1998, excluding rents from renewals, Registrant anticipates receiving approximately $5,176,000 of rentals on non-cancelable leases (inclusive of amounts which may be set-off by lessees against basic rent as reimbursement for certain modifications required under the applicable leases). After deducting operating expenses, the aggregate rentals are not sufficient to maintain previous distribution levels.

Aloha had leased a Boeing 737-200 Advance Aircraft (the "Aloha Aircraft") whose lease was scheduled to expire in accordance with its terms on February 1, 1996. The Aloha Aircraft is subject to a tax benefit transfer lease ("TBT Lease") under which Allied Signal, the TBT Lessor, retains the federal income tax benefits that normally accrue from ownership of the aircraft other than lease rentals. There are approximately two years remaining on the TBT Lease, through May 21, 2000.

On May 22, 1997, the Aloha Aircraft was sold to an unaffiliated third party for proceeds of approximately $1,982,000 exclusive of selling expenses of approximately $60,000. Associated with the aircraft was approximately $639,000 of net maintenance and return provision reserves that Aloha had previously paid Registrant as provided under the lease agreement. The reserves on the Aloha Aircraft will be restricted until certain contingent liabilities related to the aircraft are satisfied. At the time of sale, the aircraft had a net carrying value of approximately $1,290,000.

On November 15, 1997, the lease of a Boeing 737-200 Advanced aircraft leased to Aloha expired in accordance with the terms of the lease. Aloha has indicated that certain modifications to the aircraft as required by the Airworthiness Directives issued by the FAA are not applicable under the return conditions of the lease.

On November 14, 1997, First Security Bank, National Association, acting not in its individual capacity, but solely as trustee under a trust agreement in which Registrant is the beneficiary, filed a complaint for declaratory judgment in the United States District Court, Southern District of New York. The complaint requested interpretation of the language under the lease regarding return conditions for the aircraft. In December 1997, the foregoing action was settled and Aloha agreed to satisfy certain return conditions of the lease. The aircraft is scheduled to be returned by April 30, 1998 and Registrant is actively remarketing the aircraft for sale or lease.

In September 1996, Registrant received proposed notices of assessment from the State of Hawaii with respect to general excise tax of approximately $1,338,000 (including interest and penalties) for the years 1991, 1992, 1993 and 1994. The state is alleging that GET is owed by Registrant with respect to rents received from Aloha and Hawaiian Airlines, Inc. under the leases between Registrant and each of the airlines.

The leases with both Aloha and Hawaiian provide for full indemnification of Registrant for such taxes, but the bankruptcy of Hawaiian may relieve Hawaiian of its indemnification obligation for any periods prior to September 21, 1993, when Hawaiian and its affiliates sought bankruptcy protection. In any event, it is Registrant, as taxpayer, which is ultimately liable for the GET, if it is applicable.

The State of Hawaii has never previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the State of Hawaii is the fact that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as Registrant, have separately engaged tax counsel and both airlines are cooperating with Registrant to vigorously contest the proposed assessments.

Final notices of assessment have not yet been issued. Although there can be no assurance that the contest of the assessments will be successful, Registrant believes that the state's position on the applicability of GET in this instance is without merit. Registrant has not recorded any liability as a result of the proposed notices of assessment.

Inflation has not had any material effect on Registrant's revenues since its inception nor does Registrant anticipate any material effect on its business from this factor. The prior softness in the aircraft industry and resulting declines in the value of the types of aircraft owned by Registrant have resulted in Registrant providing allowances for equipment impairment of $848,000 and $13,460,000 for the years ended December 31, 1994 and 1993 . No allowance was considered necessary subsequent to December 31, 1994. Additionally, because of the financial troubles of certain airlines which are lessees of Registrant's aircraft, cash flow and, therefore, distributions have been reduced.

Year 2000

Costs associated with the Year 2000 conversion are not expected to have any impact on Registrant's operations.

Results of Operations - 1997 as Compared to 1996

Registrant's rental revenues decreased by approximately 22% for the year ended December 31, 1997 as compared to the year ended December 31, 1996. The decrease was principally due to the following:

i) a 100% reduction in rental revenues on a McDonnell Douglas DC-9-51 aircraft (the "Hawaiian Aircraft") leased to Hawaiian. The Aircraft was sold on an installment basis on September 1, 1996. The reduction in rental revenues recognized represented approximately 24% of Registrant's 1997 rental revenue reduction as compared to the corresponding rental revenues recognized during 1996;

ii) a 100% reduction in rental revenue on a Boeing 737-200 advance aircraft sold to Southwest on April 15, 1996. The reduction in rental revenues represented approximately 7% of Registrant's 1997 rental revenue reduction as compared to the corresponding rental revenues recognized during1996; and

iii) a 57% reduction in rental revenue on the two Boeing 737-200 Advanced Aircraft leased to Aloha. One of the Aloha Aircraft was originally scheduled to come off lease on February 1, 1996 and was renewed on a utilization basis at $300 per flight hour until the aircraft was returned on October 15, 1996, and was sold on May 22, 1997. The other Aloha aircraft lease was originally scheduled to expire on August 15, 1996, and was renewed at 50% of its prior lease rate through November 15, 1997. The reduction in rental revenues recognized under these leases represented approximately 53% of Registrant's 1997 rental revenue reduction as compared to the corresponding rental revenues recognized during 1996.

Investment interest income decreased by approximately 21% for 1997, as compared to 1996, primarily because of lower balances available for investment in 1997.

In 1997, there was interest on installment sale of the Hawaiian aircraft of approximately $284,000 as compared to approximately $106,000 in 1996.

Other income/loss decreased for 1997, as compared to 1996, primarily due to the reduction of interest payments by Continental associated with the repayments of rent deferrals and modification advances.

Depreciation expense decreased by approximately 28% for 1997, as compared to 1996, primarily due to the Hawaiian Aircraft and the Southwest Aircraft being sold during 1996 and reduction on the Ladeco aircraft which has reached its salvage value during or prior to 1996.

Operating expenses increased in 1997, as compared to 1996, primarily due to increased costs associated with certain aircraft that came off lease.

Management fees decreased approximately 37% for 1997, as compared to 1996, due to lower rental income in 1997 on which such fees are based, due to the aircraft sale in 1997, and lower renewal rates in 1997.

General and administrative expenses increased approximately 35% in 1997, as compared to 1996.

Gain from the sale of aircraft was approximately $632,000 in 1997 represented by the sale of the Aloha Aircraft compared to a gain of approximately $5,223,000 in 1996 represented by the sale of the Southwest and Hawaiian Aircraft.

Registrant's net income for 1997 was $1,706,235 as compared to net income of $5,988,174 recognized in 1996. The principal reasons for the change in Registrant's 1997 net income compared to 1996 are:

i) Gain on sale of aircraft in 1997 of approximately $632,000 compared with a gain on sale of aircraft in 1996 of approximately $5,223,000; and

ii) reduction of depreciation expense, approximately $6,227,000 in 1997 as compared to approximately $8,608,000 in 1996; and

iii) reduction of management fee, $265,000 in 1997 as compared with $422,000 in 1996; and

iv) increase in operating expenses, approximately $136,000 in 1997 as compared with $85,000 in 1996; offset by

v) reduction of rental revenue, approximately $7,572,000 in 1997 compared with approximately $9,734,000 in 1996; and

vi) increase in other loss of approximately $77,000 in 1997 compared with approximately $33,000 in 1996.

Results of Operations - 1996 as Compared to 1995

Registrant's rental revenues decreased by approximately 18% for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease was principally attributable to the following:

i) a 59% reduction in rental revenues on a McDonnell Douglas DC-9-51 aircraft leased to Hawaiian. The Aircraft was sold on an installment basis on September 1, 1996. The reduction in rental revenues recognized represented approximately 14% of Registrant's 1996 rental revenue reduction as compared to the corresponding rental revenues recognized for 1995;

ii) a reduction in rental revenue on the Southwest aircraft sold to Southwest on April 15, 1996 offset by an increase in rental revenue as a result of the extension of the lease with Southwest for another Boeing 737-200 Advanced Aircraft for two years beginning November 1995 for 125% of the prior lease rental. The net reduction in rental revenues represented approximately 35% of Registrant's 1996 rental revenue reduction as compared to the corresponding rental revenues recognized for 1995; and

iii) a 53% reduction in rental revenue on the two Boeing 737-200 Advanced Aircraft leased to Aloha. One of the Aloha Aircraft was originally scheduled to come off lease on February 1, 1996 and was renewed on a utilization basis at $300 per flight hour until the aircraft was returned on October 15, 1996, and remained off lease at December 31, 1996. The other Aloha aircraft lease was originally scheduled to expire on August 15, 1996, and was renewed at 50% of its prior lease rate. The reduction in rental revenues recognized under these leases represented approximately 51% of Registrant's 1996 rental revenue reduction as compared to the corresponding rental revenues recognized for 1995.

Investment interest income increased by approximately 7% for 1996, as compared to 1995, primarily because of higher market interest rates during 1996 as well as higher balances available for investment in 1996.

In 1996, there was interest on installment sale of the Hawaiian Aircraft of approximately $106,000; no such interest was recorded in 1995.

Other income/loss decreased for 1996, as compared to 1995, primarily due to the reduction of interest payments by Continental associated with the repayments of rent deferrals and modification advances.

Depreciation expense decreased by approximately 20% for 1996, as compared to 1995, primarily due to the Hawaiian Aircraft and the Southwest Aircraft being sold during 1996 and reduction on the Ladeco Aircraft which had reached its salvage value during or prior to 1996 .

Operating expenses decreased significantly in 1996, as compared to 1995, primarily due to rental credits provided to ATA of $150,000 for the completion of "C" checks in 1995 per the lease agreement on the ex-USAir Aircraft leased to ATA.

Management fees decreased approximately 23% for 1996, as compared to 1995, due to lower rental income in 1996 on which such fees are based, due to the aircraft sale, and lower renewal rates in 1996.

General and administrative expenses increased approximately 2% in 1996, as compared to 1995 .

Gain from the sale of aircraft was approximately $5,223,000 in 1996 from the sale of the Southwest and Hawaiian Aircraft. No sales took place in 1995.

Realized gain on sale of marketable securities was approximately $1,002,000 in 1995. No such gain was recognized for 1996. The gain represents the settlement of general unsecured claims Registrant had with Hawaiian Airlines. Hawaiian issued Registrant approximately 227,000 shares of Class A Common stock in the reorganized Hawaiian Airlines. Through December 31, 1995, Registrant sold all shares aggregating approximately $1,046,000.

Registrant's net income for 1996 was $5,988,174 as compared to net income of $1,496,774 recognized in 1995. The principal reasons for the changes in Registrant's 1996 net income compared to 1995 are:

i) Gain on sale of aircraft in 1996 of approximately $5,223,000 compared with no such gain in 1995; and

ii) reduction of depreciation expense, approximately $8,608,000 in 1996 as compared to approximately $10,794,000 in 1995; and

iii) reduction of management fee, $422,000 in 1996 as compared with $548,000 in 1995; and

iv) reduction in operating expense, approximately $85,000 in 1996 as compared with $193,000 in 1995 ; offset by

v) reduction of rental revenue, approximately $9,734,000 in 1996 compared with approximately $11,820,000 in 1995 ; and

vi) reduction in other income (loss) of approximately $33,000 in 1996 compared with a gain of approximately $108,000 in 1995; and

vii) gain on sale of marketable securities of approximately $1,002,000 in 1995, compared with no such gain recognized in 1996.

Item 8.           Financial Statements and Supplementary Data

                          AIRCRAFT INCOME PARTNERS L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      INDEX



Independent Auditor's Report

Financial statements - years ended
  December 31, 1997, 1996 and 1995

      Balance sheets
      Statements of income
      Statement of partners' equity
      Statements of cash flows
      Notes to financial statements


Schedule:

           II -- Valuation and Qualifying Accounts


All other schedules have been omitted because they are inapplicable or the information is included in the financial statements or notes thereto.

To the Partners of
Aircraft Income Partners L.P.
Greenwich, Connecticut


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Aircraft Income Partners L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aircraft Income Partners L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/Hays & Company
-----------------
Hays & Company


February 13, 1998
New York, New York

                                   AIRCRAFT INCOME PARTNERS L.P.

                                          BALANCE SHEETS


                                                                               December 31,
                                                                      ---------------------------
                                                                          1997            1996
                                                                      -----------     -----------
ASSETS

     Leased aircraft - net ......................................     $20,012,212     $27,529,419
     Cash and cash equivalents ..................................       6,432,713       6,279,937
     Note receivable - installment sale .........................       2,911,906       3,887,665
     Restricted cash - security deposits ........................         506,120         481,677
     Accounts receivable ........................................         505,730         769,547
     Deferred costs .............................................          95,505         223,866
     Other receivables ..........................................          89,891         523,915
     Prepaid expenses ...........................................          13,170          95,361
     Deferred rents and modification advances receivable ........            --           254,432
                                                                      -----------     -----------

                                                                      $30,567,247     $40,045,819
                                                                      ===========     ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Maintenance reserves .......................................     $ 2,129,110     $ 2,167,329
     Security deposits payable ..................................         506,120         481,677
     Accounts payable and accrued expenses ......................         168,561         103,765
     Deferred income ............................................         133,217         131,550
     Deferred costs payable .....................................          50,000          48,016
     Distributions payable ......................................            --         2,357,697
     Management fee payable .....................................            --            94,000
                                                                      -----------     -----------

            Total liabilities ...................................       2,987,008       5,384,034
                                                                      -----------     -----------

Commitments and contingencies (Notes 3, 4, 5, 6, 9 and 11)

Partners' equity
     Limited partners' equity (as restated) (385,805 units issued      24,813,260      31,186,652
        and outstanding)
     General partner's equity (as restated) .....................       2,766,979       3,475,133
                                                                      -----------     -----------

            Total partners' equity ..............................      27,580,239      34,661,785
                                                                      -----------     -----------

                                                                      $30,567,247     $40,045,819
                                                                      ===========     ===========

See notes to financial statements.

                                     AIRCRAFT INCOME PARTNERS L.P.

                                         STATEMENTS OF INCOME


                                                                    Year ended December 31,
                                                     ------------------------------------------------
                                                          1997               1996            1995
                                                     ------------      ------------      ------------
Revenues
     Rental ....................................     $  7,572,100      $  9,734,331      $ 11,820,084
     Interest ..................................          375,609           476,659           443,904
     Interest - installment note ...............          284,242           106,015              --
     Other .....................................          (76,999)          (32,767)          108,487
                                                     ------------      ------------      ------------

                                                        8,154,952        10,284,238        12,372,475
                                                     ------------      ------------      ------------

Costs and expenses
     Depreciation ..............................        6,227,309         8,608,539        10,794,471
     General and administrative ................          452,956           336,248           328,439
     Management fee ............................          265,161           422,000           548,000
     Operating .................................          135,658            84,522           192,553
     Provision for bad debts ...................             --              66,133              --
     Interest ..................................             --               1,570            13,969
                                                     ------------      ------------      ------------

                                                        7,081,084         9,519,012        11,877,432
                                                     ------------      ------------      ------------

                                                        1,073,868           765,226           495,043

Gain on disposition of aircraft - net ..........          632,367         5,222,948              --

Realized gain from sale of marketable securities             --                --           1,001,731
                                                     ------------      ------------      ------------

Net income .....................................     $  1,706,235      $  5,988,174      $  1,496,774
                                                     ============      ============      ============


Net income attributable to
     Limited partners ..........................     $  1,535,611      $  5,389,357      $  1,347,097
     General partner ...........................          170,624           598,817           149,677
                                                     ------------      ------------      ------------

                                                     $  1,706,235      $  5,988,174      $  1,496,774
                                                     ============      ============      ============


Net income per unit of limited partnership
     interest (385,805 units outstanding) ......     $       3.98      $      13.97      $       3.49
                                                     ============      ============      ============

See notes to financial statements.

                                   AIRCRAFT INCOME PARTNERS L.P.

                                   STATEMENT OF PARTNERS' EQUITY

                            YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                                     Limited            General            Total
                                                     Partners'         Partner's          Partners'
                                                      Equity            Equity             Equity
                                                  ------------      ------------      ------------

Balance, January 1, 1995 ....................     $ 71,711,311      $(13,455,737)     $ 58,255,574

Reallocation of partners' equity (Note 7) ...      (19,290,250)       19,290,250              --
                                                  ------------      ------------      ------------

Balance, January 1, 1995 (as restated) ......       52,421,061         5,834,513        58,255,574

Net income - 1995 ...........................        1,347,097           149,677         1,496,774

Distributions to partners ($32.00 per limited
     partnership unit) ......................      (12,345,760)       (1,371,751)      (13,717,511)
                                                  ------------      ------------      ------------

Balance, December 31, 1995 (as restated) ....       41,422,398         4,612,439        46,034,837

Net income - 1996 ...........................        5,389,357           598,817         5,988,174

Distributions to partners ($40.50 per limited
     partnership unit) ......................      (15,625,103)       (1,736,123)      (17,361,226)
                                                  ------------      ------------      ------------

Balance, December 31, 1996 (as restated) ....       31,186,652         3,475,133        34,661,785

Net income - 1997 ...........................        1,535,611           170,624         1,706,235

Distributions to partners ($20.50 per limited
     partnership unit) ......................       (7,909,003)         (878,778)       (8,787,781)
                                                  ------------      ------------      ------------

Balance, December 31, 1997 ..................     $ 24,813,260      $  2,766,979      $ 27,580,239
                                                  ============      ============      ============

See notes to financial statements.

                                          AIRCRAFT INCOME PARTNERS L.P.

                                            STATEMENTS OF CASH FLOWS


                                                                             Year ended December 31,
                                                               ------------------------------------------------
                                                                    1997              1996             1995
                                                               ------------      ------------      ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
    Net income ...........................................     $  1,706,235      $  5,988,174      $  1,496,774
    Adjustments to reconcile net income to net
       cash provided by operating activities
          Depreciation ...................................        6,227,309         8,608,539        10,794,471
          Realized gain from sale of marketable securities             --                --          (1,001,731)
          Provision for bad debts ........................             --              66,133              --
          Gain on disposition of aircraft - net ..........         (632,367)       (5,222,948)             --
    Changes in assets and liabilities
       Restricted cash  - security deposits ..............          (24,443)          (22,994)          (20,996)
       Accounts receivable ...............................          263,817           552,346           281,186
       Deferred costs ....................................          128,361           128,360           128,360
       Other receivables .................................          434,024          (406,963)           63,698
       Prepaid expenses ..................................           82,191            (4,733)           29,466
       Deferred rents and modification advances receivable          254,432           387,313         1,009,001
       Security deposits payable .........................           24,443            22,994            20,996
       Accounts payable and accrued expenses .............           64,796            21,665          (112,900)
       Deferred income ...................................            1,667           (47,666)             --
       Maintenance reserves ..............................          (38,219)          362,698           803,338
       Management fee payable ............................          (94,000)          (43,000)           17,000
                                                               ------------      ------------      ------------

             Net cash provided by operating activities ...        8,398,246        10,389,918        13,508,663
                                                               ------------      ------------      ------------

                                         AIRCRAFT INCOME PARTNERS L.P.

                                            STATEMENTS OF CASH FLOWS


                                                                             Year ended December 31,
                                                               ------------------------------------------------
                                                                    1997              1996             1995
                                                               ------------      ------------      ------------
Cash flows from investing activities
    Proceeds from sale of aircraft - net .................        1,922,265         6,784,400              --
    Proceeds from installment sale note receivable .......          975,759           163,985              --
    Additions and modifications to leased aircraft - net .            1,984           (73,914)         (167,487)
    Proceeds from sale of marketable securities ..........             --                --           1,045,941
                                                               ------------      ------------      ------------

             Net cash provided by investing activities ...        2,900,008         6,874,471           878,454
                                                               ------------      ------------      ------------

Cash flows from financing activities
    Distributions to partners ............................      (11,145,478)      (18,432,907)      (13,288,839)
                                                               ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents .....          152,776        (1,168,518)        1,098,278

Cash and cash equivalents, beginning of year .............        6,279,937         7,448,455         6,350,177
                                                               ------------      ------------      ------------

Cash and cash equivalents, end of year ...................     $  6,432,713      $  6,279,937      $  7,448,455
                                                               ============      ============      ============

Supplemental disclosure of cash flow information
    Interest paid ........................................     $       --        $      1,570      $     13,969
                                                               ============      ============      ============

See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1         ORGANIZATION

         Aircraft Income Partners L.P. (the "Partnership"), was formed in October 1987, under the Delaware Revised Uniform Limited Partnership Act for the purpose of engaging in the business of acquiring and leasing aircraft. The Partnership will terminate on December 31, 2010, or sooner, in accordance with the terms of the Agreement of Limited Partnership (the "Limited Partnership Agreement").

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         Net income and distributions per unit of limited partnership interest

         Net income and distributions per unit of limited partnership interest are computed based upon the number of units outstanding (385,805) during the year.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Income taxes

         No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

         The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income, which changes could affect the income tax liability of the individual partners.

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

         Recently issued accounting pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings Per Share" established standards for computing and presenting earnings per share, and became effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" established standards for disclosing information about an entity's capital structure, and became effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Management of the Partnership does not believe that these new standards have, or will have a material effect on the Partnership's reported operating results, per unit amounts, financial position or cash flows.

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

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of IAFM. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio, the corporate parent of IAFM. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of IAFM. Presidio was also a party to an Administrative Services Agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford was responsible for the day-to-day management of Presidio and, among other things, had authority to designate directors of IAFM.

         On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates including IAFM and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. Reimbursable expenses to Wexford under the terms of the Administrative Services Agreement amounted to $29,898 and $34,184 for the years ended December 31, 1997 and 1996, respectively.

         Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of IAFM tendered their resignation. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of IAFM.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. For the years ended December 31, 1997, 1996 and 1995, IAFM received or accrued
         distributions   approximating  $879,000,   $1,736,000  and  $1,372,000,
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

         IAFM has also entered into an agreement with Aviation Capital Group, L.P. ("ACG"), an entity comprised primarily of former management of IAFM, pursuant to which ACG will perform remarketing services with respect to the sale or re-lease of certain of the Partnership's aircraft. ACG has previously performed certain administrative services for IAFM.

         All costs associated with the retention of SH&E and ACG (other than normal competitive aircraft sales commissions, if any) are paid by IAFM.

         As compensation for the foregoing services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM earned management fees of $265,161, $422,000 and $548,000, for the years ended December 31, 1997,
         1996 and 1995, respectively.

         Upon ultimate liquidation of the Partnership, IAFM may be required to remit to the Partnership certain payments representing capital account deficit restoration based upon a formula provided within the Limited Partnership Agreement.

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
          (continued)

         In April 1995, IAFM and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership. Substantially all costs associated with the retention of Fieldstone are paid by IAFM. The agreement with Fieldstone was scheduled to expire on November 3, 1997. IAFM and certain affiliates are currently negotiating a possible extension of the agreement. Fieldstone has indicated that it will continue to perform services in respect of the Partnership pending the conclusion of such negotiation.

4         DEFERRED RENTS AND MODIFICATION ADVANCES RECEIVABLE

         Deferred rents and modification advances receivable from Continental Airlines, Inc. are summarized as follows:

                                                                   December 31,
                                                                 1997         1996
                                                              --------     --------
12% note due in 66 monthly installments of $805
    commencing June 1, 1992, to  and  including
    November 1, 1997, the date of expiration.  All
    installments are of interest and principal ..........     $   --       $  8,346

12% note due in 56 monthly installments of $907
    commencing  May 1, 1993, to  and  including
    December 1, 1997, the date of expiration. All
    installments are of interest and principal ..........         --         10,211

8.64% note due in 42 monthly installments of $16,870
    commencing October 1, 1993, to and including
    March 1, 1997,  the date of expiration
    All installments are of interest and principal ......         --         49,889

12% note due in 1 monthly installment of $11,286 on
    November 1, 1993, followed by 48 monthly installments
    of  $13,984 commencing  December  1, 1993,  to and
    including  November 1, 1997, the date of expiration
    All installments are of interest and principal ......         --        144,982

12% note  due  in 46 monthly installments of $3,955
    commencing February 1, 1994, to and including
    November 1, 1997, the date of expiration.  All
    installments are of interest and principal ..........         --         41,004
                                                              --------     --------

                                                              $   --       $254,432
                                                              ========     ========

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

5         LEASED AIRCRAFT - NET

         Leased aircraft and related equipment is summarized as follows:

                                                                                               December 31,
                                                                                 -----------------------------------
                                                                                        1997                1996
                                                                                 ---------------     ---------------
     Four(five at December 31, 1996) Boeing 737-200  Advanced  aircraft
         (net  of   accumulated   depreciation   of   $27,738,015   and
         $33,689,105  and an  allowance  for  equipment  impairment  of
         $13,068,000 and $16,468,000 at December 31, 1997 and 1996)               $    6,530,485     $     9,240,270


     Four Boeing   727-200   Advanced   aircraft  (net  of   accumulated
         depreciation  of $31,325,119  and $27,805,929 and an allowance for equipment impairment of $9,414,000 at December 31, 1997
         and 1996)                                                                      6,069,871           9,589,060

     Three McDonnell  Douglas  DC9-32  aircraft  (net  of  accumulated depreciation  of $12,440,706  and $11,152,473 and an allowance for equipment impairment of $1,618,000 at December 31,
         1997 and 1996)                                                                 7,411,856           8,700,089
                                                                                  ---------------     ---------------

                                                                                  $    20,012,212     $    27,529,419
                                                                                  ===============     ===============

         Minimum future rentals receivable on noncancelable leases as of December 31, 1997 are as follows:


              Year ending December 31,

                  1998                               $ 4,043,000
                  1999                                    95,000
                                                     -----------

                                                     $ 4,138,000
                                                     ===========

         The amounts included in the above table do not reflect the results of the lease extension to America Trans Air, Inc. as discussed in Note 11e.

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


5         LEASED AIRCRAFT - NET (continued)

         The amounts in the above table do not reflect potential rent credits, as provided for under certain leases, to fund the Partnership's obligations under such leases.

         Maintenance and repairs expense for the years ended December 31, 1997, 1996 and 1995 was $1,963, $1,963 and $163,772, respectively.


6         DISTRIBUTIONS PAYABLE

         Distributions payable to partners represent distributable cash from operations, as defined in the Limited Partnership Agreement, for the fourth quarter of 1996. Distributions payable to limited partners were $5.50 per limited partnership unit and distributions payable to IAFM aggregated $235,770 at December 31, 1996. There were no distributions declared during the fourth quarter of 1997

7         PARTNERS' EQUITY

         The General Partner holds a 10% equity interest in the Partnership. At the inception of the Partnership, the General Partner's equity account was credited with only the actual capital contributed in cash, $9,950. The Partnership's management determined that this accounting does not appropriately reflect the limited partners' and the General Partner's relative participations in the Partnership's net assets, since it does not reflect the General Partner's 10% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $19,290,250 (10% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partner's equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect this reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

8 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

         The principal differences between the financial statements and the tax basis of accounting are accelerated depreciation taken for tax purposes, the tax treatment of an aircraft purchased subject to a tax benefit transfer lease, and the write-off for tax purposes of certain bad debts provided for financial statement purposes in previous periods offset by provisions for equipment impairment recognized for financial statement purposes. A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

8 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

                                                                           Year ended December 31,
                                                            ------------------------------------------------
                                                                  1997             1996              1995
                                                            ------------      ------------      ------------
Net income per financial statements ...................     $  1,706,235      $  5,988,174      $  1,496,774

Difference between financial statements and tax
  basis depreciation ..................................          241,038           869,343           (15,767)

Difference  between  financial  statements and tax
  basis in aircraft sold or disposed of ...............             --           4,266,647              --

Difference  between  financial  statements and tax
  basis in reserves ...................................          (53,457)          362,698           803,338

Difference  between tax basis and financial statement
  treatment of aircraft subject to Temporary Regulation
  Section5c.168(f)(8)-2(a)(5) of the Internal Revenue
  Code ................................................       (6,183,974)       (1,189,364)       (1,006,685)

Financial statement recognition of advance rental
  payments recognized in prior periods for tax
  purposes ............................................            1,668           (47,666)             --
                                                            ------------      ------------      ------------

Net (loss) income per tax basis .......................     $ (4,288,490)     $ 10,249,832      $  1,277,660
                                                            ============      ============      ============

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


8 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

         The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                                          December 31,
                                                      1997              1996
                                                 ------------      ------------
Net assets per financial statements ........     $ 27,580,239      $ 34,661,785

Net carrying value of aircraft .............      (10,390,421)      (10,631,459)
Syndication costs ..........................       22,665,750        22,665,750

Tax basis of aircraft purchased subject to
    Temporary Regulation Section
    5c.168(f)(8)-2(a)(5) of the
    Internal Revenue Code ..................             --           6,183,974

Receipt of:
     - advanced rental payment .............          133,218           131,550
     - maintenance reserves ................        2,129,110         2,167,329
Other ......................................           50,000            65,238
                                                 ------------      ------------

Net assets per tax basis ...................     $ 42,167,896      $ 55,244,167
                                                 ============      ============

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

9         MAJOR LESSEES

         Revenues from aircraft leased by individual lessees, which generated 10% or more of rental revenues, are as follows:

                                              Year ended December 31,
                                     ------------------------------------------
                                        1997            1996            1995
                                     ----------      ----------      ----------
Continental Airlines, Inc. .....     $2,286,000      $2,322,000      $2,322,000
% of revenues ..................             30%             24%             20%

American Trans Air, Inc. .......     $1,781,168      $1,781,168      $1,781,168
% of revenues ..................             24%             18%             15%

Ladeco S.A .....................     $1,140,000      $1,140,000      $1,140,000
% of revenues ..................             15%             12%             10%

Air Micronesia, Inc.............     $  895,056      $     --        $     --
% of revenues ..................             12%             -%              -%

Aloha Airlines, Inc. ...........     $  869,872      $2,023,650      $3,095,216
% of revenues ..................             11%             21%             26%

Southwest Airlines, Co. ........     $     --        $1,087,667      $1,817,000
% of revenues ..................             -%              11%             15%

10        BUSINESS SEGMENTS

         The Partnership leases aircraft domestically and in foreign countries. Below is a breakdown of the Partnership's aircraft and operating results by geographic location:

                                               Year ended December 31, 1997
                               -------------------------------------------------------
                                      United             Western
                                      States            Pacific              Chile
                               ----------------    ---------------     ---------------
   Rental revenues             $      5,537,044    $       895,056     $     1,140,000
   Net income (loss)           $        874,923    $      (213,558)    $     1,044,870
   Leased aircraft - net       $     14,997,468    $     2,572,094     $     2,442,650
                                               Year ended December 31, 1996
                               -------------------------------------------------------
                                       United             Western
                                       States            Pacific              Chile
                               ----------------    ---------------     ---------------
   Rental revenues             $      7,699,275    $       895,056     $     1,140,000
   Net income (loss)           $      5,453,602    $      (201,373)    $       735,945
   Leased aircraft - net       $     21,522,018    $     3,564,751     $     2,442,650

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

10        BUSINESS SEGMENTS (continued)

                                                             Year ended December 31, 1995
                                                     --------------------------------------------
                                                         United          Western
                                                         States          Pacific          Chile
                                                     --------------------------------------------
                  Rental revenues                    $  9,785,028    $   895,056     $  1,140,000
                  Net income (loss)                  $  2,130,886    $  (194,220)    $   (439,892)
                  Leased aircraft - net              $ 34,574,058    $ 4,557,407     $  2,737,442

11        COMMITMENTS AND CONTINGENCIES

             a  Hawaiian Airlines, Inc.

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

         In September 1994, the Partnership entered into a new lease (the "New Lease") with Hawaiian, which commenced on the Effective Date. The New Lease provided for monthly rentals of $60,000, payable on a weekly basis, which stepped up to $65,000 per month effective August 1, 1995 through November 1999.

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

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

11        COMMITMENTS AND CONTINGENCIES (continued)

         b      Continental Airlines, Inc.

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

         In October 1991, the Partnership and Continental restructured the leases of the three McDonnell Douglas Model DC9-32 aircraft (the "Continental Restructured Leases"), under which the leases were extended to December 1, 1997. Pursuant to the restructuring, rents accrued at a rate of $76,500 per aircraft per month effective September 1, 1990 for 13 months, with simple interest accruing at a rate of 12% per annum (the "Continental Deferred Rents") and were to be repaid over a 36 month period commencing July 1, 1992. The accrual of such interest is included in other revenue on the statements of income and the related receivable is included in deferred rents and modification advances receivable on the accompanying balance sheets.

         The Continental Restructured Leases provided for monthly rental payments of $64,500 per aircraft per month to December 1, 1997. Additionally, either Continental or the Partnership may have funded certain improvements and modifications to such Continental Aircraft, however, if such amounts were funded by Continental, the Partnership would allow Continental a rental credit with simple interest accruing at a rate of 12% per annum.

         Continental was obligated to repay the aggregate rental credits taken, as well as any modifications funded by the Partnership, over the remaining term of the Continental Restructured Leases accruing interest at a rate of 12% per annum. To date, such credits and Partnership fundings have aggregated approximately $762,400 and the remaining amounts to be recovered are included in deferred rents and modification advances receivable on the accompanying balance sheets.

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

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

11        COMMITMENTS AND CONTINGENCIES (continued)

         b      Continental Airlines, Inc. (continued)

         During 1997, the leases of the three McDonnell Douglas Model DC9-32 aircraft to Continental were extended to September 1998 (2 aircraft) and December 1998 (1 aircraft) at a rental of $52,500 per month, per aircraft.

         In November 1991, Continental rejected the leases of the three Boeing 727-100 aircraft, which had been out of service since 1991. Due to the condition and the related market for such aircraft, the Partnership provided aggregate allowances for equipment impairment of approximately $6,483,000. During 1993, the Partnership sold all three Boeing 727-100 aircraft. The Partnership retains its rights pursuant to a proof of claim and an administrative claim filed in the Continental Bankruptcy case with respect to such aircraft. The Partnership has recorded $445,000 as accounts receivable with respect to such claims.

         c      Continental Air Micronesia

         On January 20, 1993, the Partnership leased a Boeing 727-200 Advanced aircraft to Continental for a term of approximately 71 months to be used by Continental Air Micronesia (the "Air Mike Lease"). The Air Mike Lease provides for a monthly base rent of $76,750, subject to adjustments for rental credits relating to initial modifications (including Traffic Collision Avoidance Systems, windshear detection, upgrade avionics and auxiliary fuel tank) aggregating approximately $794,000, of which approximately $300,000 has been contributed in cash and the balance will be contributed in the form of rental credits provided to Continental. Continental will be allowed to take such rental credits ($13,741 per month through May 1996) such that they will recoup their aggregate cost of the initial modifications over a 36 month period with interest at 9.31% per annum. Further, the Partnership has agreed to provide up to $813,500 of financing for certain new image modifications through credits ("Lessor Financing") against base rental payments due from Continental. Continental will then repay any Lessor Financing credits through monthly installments which will be amortized at the rate of 9.31% per annum over the then remaining lease term. Through December 31, 1997, the Partnership had provided financing of approximately $755,000. Such amounts, net of amounts repaid, are included in deferred costs on the accompanying balance sheets at December 31, 1997 and 1996.

         d      Ladeco S.A.

         During 1993, the Partnership consummated two leases with Ladeco S.A. ("Ladeco"), each for a Boeing 737-200 Advanced aircraft for terms of 48 and 60 months. Both leases provide for, among other things, monthly rentals of $47,500 each, plus certain maintenance reserves for engines and landing gear, based upon the number of hours flown. As of December

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

11        COMMITMENTS AND CONTINGENCIES (continued)

         d      Ladeco S.A. (continued)

         31, 1997, such maintenance reserves aggregated approximately $1,490,000. At lease inception of both aircraft, Ladeco paid a security deposit of $125,000 per aircraft. Pursuant to the terms of the above mentioned leases, the Partnership removed the two aircraft from the United States Federal Aviation Administration ("FAA") Registry causing the aircraft to be re-registered under Chilean Registry. The Partnership may be obligated to contribute in the form of rental credits, to the completion of certain airworthiness directives and FAA regulations based on certain thresholds. The amount of such obligation, if any, is undeterminable at this time. The Ladeco aircraft leases, originally scheduled to expire in October 1997 and March 1998, were each renewed for a one year period at the same lease rate beginning at the expiration of the original leases.

         e      American Trans Air, Inc.

         In November 1993, Alaska Airlines, Inc. ("Alaska"), the lessee of a Boeing 727-200 Advanced aircraft (in which the Partnership owns an undivided 47.92231% joint venture interest) (the "JV Aircraft") and the Partnership agreed to terminate the lease which was to have originally terminated on May 1, 1994 (the "Alaska JV Lease"). In conjunction with the early termination of the Alaska JV Lease, the Partnership leased the JV Aircraft to American Trans Air, Inc. ("ATA") for a term of approximately 36 months (the "ATA Lease"). The ATA Lease provides for monthly rentals of $63,500 of which approximately $30,400 is attributable to the Partnership's undivided interest in the JV Aircraft. Additionally, Alaska made a termination payment based on the difference between the remaining Alaska JV Lease rentals due and the ATA Lease rate discounted at 8% for the period from the delivery date of the ATA Lease through May 1, 1994.

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

         In March 1998, the Partnership and ATA agreed to amend the leases extending the term through December 31, 2000 at the current lease rental at which time ATA will have a purchase obligation of approximately $3.3 million per aircraft. During the term of the amended lease, ATA may, at its expense, retrofit the aircraft to comply with the Stage III noise emission standards pursuant to FAR Part 36.

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

11        COMMITMENTS AND CONTINGENCIES (continued)

         f    Aloha Airlines, Inc.

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

         The Aloha Aircraft is subject to a tax benefit transfer lease ("TBT Lease") under which Allied Signal, the TBT Lessor, retains the federal income tax benefits that normally accrued from ownership of the aircraft other than lease rentals. There are approximately two years remaining on the TBT Lease, until May 21, 2000.

         Prior to the originally scheduled expiration of the Aloha lease on February 1, 1996 the Partnership and Aloha agreed to a three month lease extension with rent based on $300 per flight hour. The Partnership and Aloha subsequently agreed on a further short-term lease extension, to October 15, 1996, on the same terms, and on October 15, 1996, the Aloha Aircraft was returned by Aloha to the Partnership and is now maintained at a storage facility.

         On May 22, 1997, the Aloha Aircraft was sold to an unaffiliated third party for proceeds of approximately $1,982,000 exclusive of selling expenses of approximately $60,000. Associated with the aircraft was approximately $639,000 of net maintenance and return provision reserves that Aloha had previously paid the Partnership as provided under the lease agreement. The reserves on the Aloha Aircraft will be restricted until certain contingent liabilities relating to the aircraft are satisfied. At the time of sale, the aircraft had a net carrying value of approximately $1,290,000.

         Additionally, Aloha leases another Boeing 737-200 Advanced aircraft from the Partnership which was scheduled to expire in accordance with its lease terms on August 15, 1996. Aloha agreed to a fifteen month lease extension at 50% of the prior lease rate and the aircraft was scheduled to be returned following the expiration of the term and the completion of certain repairs and maintenance to bring the aircraft in compliance with the lease return provisions. On November 15, 1997, the lease expired in accordance with its terms. Aloha has indicated that certain modifications to the aircraft as required by the Airworthiness Directives issued by the FAA are not applicable under the return conditions of the lease.

         On November 14, 1997, First Security Bank, National Association, acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint for declaratory judgment in the United States District Court, Southern

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

11        COMMITMENTS AND CONTINGENCIES (continued)

         f    Aloha Airlines, Inc. (continued)

         District of New York. The complaint requested interpretation of the language under the lease regarding return conditions for the aircraft. In December 1997, the foregoing action was settled and Aloha agreed to satisfy certain return conditions of the lease. The aircraft is scheduled to be returned by April 30, 1998 and the Partnership is actively remarketing the aircraft for sale or lease.

         g    Tax assessment

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

         Final notices of assessments have not yet been issued. Although there can be no assurance that the contest of the assessments will be successful, the Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any provision or liability as a result of the proposed notices of assessments.

12        AIRCRAFT SALES

         On April 15, 1996, the Partnership sold to Southwest a Boeing 737-200 Advanced aircraft leased to Southwest. The Partnership received proceeds of approximately $6,784,000, net of an associated aircraft sales commission and other related costs. The net proceeds from the sale were distributed to the partners of the Partnership in August 1996. The Southwest aircraft was originally purchased by the

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

12        AIRCRAFT SALES (continued)

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

                          AIRCRAFT INCOME PARTNERS L.P.
                                                                                                       Schedule II
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                              Additions
                                                       -------------------------
                                       Balance at      Charged to      Charged                            Balance at
                                      Beginning of     Costs and       to Other                             End of
               Description               Period         Expenses       Accounts      Deductions             Period
               -----------               ------         --------       --------      ----------             ------
YEAR ENDED DECEMBER 31, 1997

Leased aircraft - valuation
     allowance for equipment
     impairment

     Four Boeing 737-200 Advanced
        aircraft ..................     $16,468,000     $  --      $      --        $ (3,400,000)(A)     $13,068,000

     Four Boeing 727-200 Advanced
        aircraft ..................       9,414,000        --             --                  --           9,414,000

     Three McDonnell Douglas DC9-32
        aircraft ..................       1,618,000        --             --                  --           1,618,000
                                        -----------     -----     -----------      -------------         -----------

                                        $27,500,000     $  --      $      --        $ (3,400,000)        $24,100,000
                                        ===========     =====     ===========      =================     ===========

 (A)Represents valuation allowances for equipment impairment relating to certain equipment sold during 1997.


                                                                     (continued)

                          AIRCRAFT INCOME PARTNERS L.P.
                                                                                                                 Schedule II
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)



                                                                 Additions
                                                        --------------------------
                                          Balance at      Charged to       Charged                        Balance at
                                         Beginning of     Costs and       to Other                          End of
               Description                 Period         Expenses        Accounts      Deductions          Period
               -----------                 ------         --------        --------      ----------          ------
YEAR ENDED DECEMBER 31, 1996

Leased aircraft - valuation
     allowance for equipment
     impairment

     Five Boeing 737-200 Advanced
        aircraft ..................     $18,768,000     $      --       $      --       $(2,300,000) (A)  $16,468,000

     Four Boeing 727-200 Advanced
        aircraft ..................       9,414,000            --              --               --         9,414,000

     Three McDonnell Douglas DC9-32
        aircraft ..................       1,618,000            --              --              --          1,618,000

     One McDonnell Douglas DC9-51
        aircraft ..................       2,425,000            --              --        (2,425,000) (A)          --
                                        -----------     -----------     -----------     -----------      -----------

                                        $32,225,000     $      --       $      --       $(4,725,000)     $27,500,000
                                        ===========     ===========     ===========     ===========      ===========

(A) Represents valuation allowances for equipment impairment relating to certain equipment sold during 1996.

                                                                                                               Schedule II
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)
                          AIRCRAFT INCOME PARTNERS L.P.


                                                                   Additions
                                                            ------------------------
                                            Balance at      Charged to      Charged                          Balance at
                                           Beginning of     Costs and       to Other                           End of
              Description                    Period         Expenses        Accounts      Deductions          Period
 YEAR ENDED DECEMBER 31, 1995

 Leased aircraft - valuation
      allowance for equipment
      impairment

      Six Boeing 737-200 Advanced
         aircraft ..................     $18,768,000        $   --       $      --       $        --         $18,768,000

      Four Boeing 727-200 Advanced
         aircraft ..................       9,414,000            --              --                --           9,414,000

      Three McDonnell Douglas DC9-32
         aircraft ..................       1,618,000            --              --                --           1,618,000

      One McDonnell Douglas DC9-51
         aircraft ..................       2,425,000            --              --                --           2,425,000

 Allowance for uncollectible
      accounts - accounts receivable       1,176,065            --              --        (1,176,065)(B)              --
                                         -----------        ------      -----------      ---------------     -----------

                                         $33,401,065        $  --       $       --       $(1,176,065)        $32,225,000
                                         ===========        ======      ===========      ===============     ===========

 (B) Represents allowance for uncollectable accounts written-off during 1995.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


None

PART III

Item 10. Directors and Executive Officers of Registrant

Registrant has no officers or directors. The General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The names and positions held by the officers and directors of the General Partner are described below.

                                                                               Has served as a
                                                                                Director and/or
                                                                                Officer of the
                                                                               General Partner
     Name                    Age       Position Held                                since
     ----                    ---       -------------                                -----
W. Edward Scheetz             33       Director                                 November 1997
David Hamamoto                38       Director                                 November 1997
Richard Sabella               42       President, Director                      November 1997
David King                    35       Executive VP, Director, Assistant        November 1997
                                       Treasurer
Lawrence R. Schachter         41       Senior VP, Chief Financial Officer       January 1998
Kevin Reardon                 39       VP, Secretary, Treasurer, Director       November 1997
Allan B. Rothschild           36       Executive VP                             December 1997
Marc Gordon                   33       VP                                       November 1997
Charles Humber                24       VP                                       November 1997
Adam Anhang                   24       VP                                       November 1997
Gregory Peck                  23       Assistant Secretary                      November 1997

Each director and officer of the General Partner will hold office until the next annual meeting of stockholders of the General Partner and until his successor is elected and qualified.

There are no family relationships between or among any of the directors and/or executive officers of the General Partner.

W. Edward Scheetz co-founded NorthStar Capital Partners with David Hamamoto in July 1997, having previously been a partner at Apollo Real Estate Advisors L.P. since 1993. From 1988 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

David Hamamoto co-founded NorthStar Capital Partners with W. Edward Scheetz in July 1997, having previously been a partner and a co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co., where he initiated the effort to build a real estate principal investment business in 1988 under the auspices of the Whitehall Funds.

Richard Sabella joined NorthStar Capital Partners in November 1997, having previously been the head of real estate and a partner at the law firm of Cahill, Gordon & Reindel since 1989. Mr. Sabella has also been associated with the law firms of Milgrim, Thomajian, Jacobs & Lee, P.C. and Cravath, Swaine & Moore.

David King joined NorthStar Capital Partners in November 1997, having previously been a Senior Vice President of Finance at Olympia & York Companies (USA). Prior to joining Olympia & York in 1990, Mr. King worked for Bankers Trust in its real estate finance group.

Lawrence R. Schachter joined NorthStar Presidio in January 1998, having previously held the position as Controller at CB Commercial/Hampshire, LLC from 1996 to 1997. Prior to joining CB, Mr. Schachter held the position of Controller at Goodrich Associates in 1996 and at Greenthal/Harlan Realty Services Co. from 1992 to 1995. Mr. Schachter, who holds a CPA, graduated from Miami University
(Ohio).

Kevin Reardon joined NorthStar Capital Partners in October 1997, having previously held the position of Controller at Lazard Freres Real Estate Investors from 1996 to 1997. Prior to joining Lazard Freres, Mr. Reardon was the Director of Finance in charge of European expansion at the law firm of Dewey Ballantine from 1993 to 1996. Prior to 1993, Mr. Reardon held a financial position at Hearst - ABC - Viacom Entertainment Services. Mr. Reardon, who holds a CPA, graduated from Fordham University with a B.S. in Accounting.

Allan B. Rothschild joined NorthStar Presidio in December 1997, having previously been the Senior Vice President and General Counsel of Newkirk Limited Partnership where he managed a large portfolio of net-leased real estate assets. Prior to joining Newkirk in September 1995, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

Marc Gordon joined NorthStar Capital Partners in October 1997, having previously been a Vice President in the Real Estate Investment Banking Group at Merrill Lynch where he executed corporate finance and strategic transactions for public and private real estate ownership companies, including REITs, real estate service companies, and real estate intensive operating companies. Prior to joining Merrill Lynch in 1993, Mr. Gordon was in the Real Estate and Banking Group at the law firm of Irell & Manella. Mr. Gordon graduated from Dartmouth College with an A.B. in economics and also holds a J.D. from the UCLA School of Law.

Charles Humber joined NorthStar Capital Partners in September 1997, having previously worked for Merrill Lynch's Real Estate Investment Banking Group from 1996 to 1997. Mr. Humber graduated from Brown University with a B.A. in international relations and organizational behavior and management which is where he was prior to 1996.

Adam Anhang joined NorthStar Capital Partners in August 1997, having previously worked for The Athena Group's Russia and Former Soviet Union development team from 1996 to 1997. Mr. Anhang graduated from the Wharton School of the University of Pennsylvania with a B.S. in economics with concentrations in finance and real estate, which is where he was prior to 1996.

Gregory Peck joined NorthStar Capital Partners in July 1997, having previously worked for the Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking Group from 1996 to 1997. Prior to joining Morgan Stanley, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking Group from 1994 to 1996. Mr. Peck graduated from Columbia College with an A.B. in mathematics and an A.B. in economics.

Messrs. Scheetz, Hamamoto, Sabella, King and Reardon also serve as directors of the General Partners of the following limited partnerships whose limited partnership units are registered under Section 12 of the Exchange Act: American Leasing Investors VIII-B, L.P., National Lease Income Fund 6, L.P., Resources Pension Shares 5, L.P., Vista Properties, Resources Accrued Mortgage Investors 2, L.P., Resources Accrued Mortgage Investors - Series 86, L.P., Integrated Resources High Equity Partners - Series 85, L.P., High Equity Partners, L.P. - Series 86, and High Equity Partners, L.P. - Series 88. Each of the foregoing general partners is affiliated with the General Partner.

Registrant believes, based on written representations received by it, that for 1997 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of Registrant's securities, Registrant's General Partner and the officers and directors of such General Partner, were complied with.


Item 11. Executive Compensation

Registrant is not required to pay any compensation to the officers or directors of the General Partner. The General Partner does not currently pay any compensation to any of its officers or directors.

Certain officers and directors of the General Partner receive compensation from affiliates of the General Partner (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant; however, the General Partner believes that any compensation attributable to such services performed for Registrant is immaterial. See Item 13 "Certain Relationships and Related Transactions".

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1998, no person owned of record or was known by Registrant to own beneficially more than 5% of the Units of Registrant.

As of March 1, 1998, neither the General Partner nor its officers and directors were known by Registrant to beneficially own Units or shares of Presidio, the parent of the General Partner.

The following table sets forth certain information known to Registrant with respect to beneficial ownership of the Class A Shares as of March 11, 1998 (based on 37 Class A Shares outstanding on such date) by: (i) each person who beneficially owns 5% or more of the Class A Shares, (ii) the executive officers of Presidio, (iii) each of Presidio's directors, and (iv) all directors and executive officers as a group:

                                                 Amount and nature                      Percentage
   Name of Beneficial Owner                  Of Beneficial Ownership                   Outstanding
   ------------------------                  -----------------------                   -----------

W. Edward Scheetz                                         27(1)                             72.97%
David Hamamot

Presidio Holding Company LLC
c/o Presidio Capital Corp.
411 West Putnam Avenue, Suite 270
Greenwich, CT 06830

John M. Angelo                                            5(2)                             13.51%
Michael L. Gordon
AG Presidio Investors, LLC
c/o Angelo, Gordon & Co., LP
245 Park Avenue, 26th Floor
New York, NY 10167

M.H. Davidson & Co.                                       3(3)                             8.11%
DK Presidio Investors, LLC
c/o M.H. Davidson & Company
885 Third Avenue
New York, NY 10022

John A. Motulsky                                          2(4)                             5.41%
c/o Stonehill Partners, LP
Stonehill Offshore Partners Limited
Stonehill Institutional Partners, LP
110 East 59th Street
New York, NY 10022

Richard Sabella                                          --(1)
Presidio Holding Company, LLC
c/o Presidio Capital Corp.
411 West Putnam Avenue, Suite 270
Greenwich, CT 06830

David King                                               --(1)
Presidio Holding Company, LLC
c/o Presidio Capital Corp.
411 West Putnam Avenue, Suite 270
Greenwich, CT 06830

Kevin Reardon                                            -- (1)
Presidio Holding Company, LLC
c/o Presidio Capital Corp.
411 West Putnam Avenue, Suite 270
Greenwich, CT 06830

Directors and executive officers as a group (5 persons)

(1) As the managing member of Presidio Capital Investment Company, LLC ("PCIC"), Presidio Holding Company, LLC ("PHC") may be deemed to own beneficially for purposes of Rule 13d-3 of the Exchange Act, shares held by PCIC. In addition, as controlling parties of PHC, NorthStar Capital Partners ("NCP") and NorthStar Capital Holdingss I, LLC ("NCHI") may be deemed to own beneficially for purposes of Rule 13d-3 of the Exchange Act shares held by PCIC. Each of PHC, NCP and NCHI disclaims any beneficial ownership of such shares.

         Pursuant to that certain Amended and Restated Pledge and Security Agreement (the "Pledge Agreement") dated March 5, 1998 made by PHC in favor of Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), PHC pledged all of its membership interests in PCIC to CSFB as security for loans issued under the Loan Agreement dated as of February 20, 1998 by and among PHC and CSFB and the First amendment thereto dated March 5, 1998 (together, the "Loan Agreement"). The Pledge Agreement and Loan Agreement contain standard default and event of default provisions which may at a subsequent date result in a change of control of PCIC.

(2) John M. Angelo and Michael L. Gordon, members of AG Presidio Investors LLC, may be deemed to be the beneficial owners under Section 13d-3 of the Exchange Act of the securities held by PCIC.

(3) M.H. Davidson & Company, as the managing member of DK Presidio Investors, LLC, may be deemed to be the beneficial owners under Section 13d-3 of the Exchange Act of the securities held by PCIC.

(4) John A. Motulsky is a managing general partner of Stonehill Partners, L.P., a general partner of Stonehill Institutional Partners, L.P. and a managing member of Stonehill Advisers LLC, a New York limited liability company that is the investment advisor to Stonehill Offshore Partners. Stonehill Partners, L.P., Stonehill Offshore Partners, Stonehill Institutional Partners L.P. and Motulsky are sometimes collectively referred to herein as "Stonehill." The principal business of Stonehill is investing.



Item 13. Certain Relationships and Related Transactions


The General Partner received $878,778 from Registrant as its share of distributions for the year ended December 31, 1997. No director or officer of the General Partner received any direct remuneration from Registrant during the year ended December 31, 1997.

The General Partner also received a management fee of $265,161 for the performance of management services.


The General Partner's share of Registrant's tax loss for the year ended December 31, 1997 amounted to $430,440.

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

         10.35 Form of Purchase Agreement, dated April 15, 1996, between Southwest Airlines Co. ("Purchaser"), First Security Bank of Utah N.A. ("Trustee") and Aircraft Income Partners L.P. ("Beneficiary") 10

         10.36 Lease Amendment, dated January 1, 1997, between First Security Bank of Utah N.A., as Trustee, and Hawaiian Airlines, Inc. 10

         10.37 Lease Amendment and Extension Agreement, dated June 24, 1996, between First Security Bank of Utah N.A., as Trustee, and American Trans Air, Inc. 10

         10.38 Lease Amendment and Extension Agreement, dated July 29, 1996, between First Security Bank of Utah N.A., as Trustee, and Aloha Airlines, Inc. 10

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

         9 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

         10 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

         *        Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 1998.

AIRCRAFT INCOME PARTNERS L.P.

By:      INTEGRATED AIRCRAFT FUND MANAGEMENT CORP.
         General Partner
                                                                    Date

By:      /s/ Richard Sabella                                   March 27, 1998
         -------------------
         Richard Sabella
         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in their capacities as directors and/or officers (as to the Managing General Partner) on the date indicated below.


       Signature                        Title                       Date
       ---------                        -----                       ----


/s/ Lawrence Schachter        Senior Vice President and         March 27, 1998
------------------------
Lawrence Schachter            Chief Financial Officer

/s/ Richard Sabella           Director and President            March 27, 1998
------------------------
Richard Sabella

/s/ David King                Director and Executive            March 27, 1998
------------------------
David King                    Vice President

/s/ Kevin Reardon             Director and Vice President,      March 27, 1998
------------------------
Kevin Reardon                 Treasurer and Secretary

                                  EXHIBIT INDEX


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

10.30 Lease Agreement dated as of November 5, 1993 between First Security Bank of Utah, N.A., as trustee, and American Trans Air, Inc.7

10.31 Lease Agreement dated as of November 1, 1994 between First Security Bank of Utah, N.A., as trustee, and American Trans Air, Inc.8

10.32 Lease Agreement dated as of November 10, 1994 between First Security Bank of Utah, N.A., as trustee, and American Trans Air, Inc. 8

10.33 Lease Amendment and Extension Agreement, dated as of July 20, 1994, between First Security Bank of Utah N.A., as trustee, and Southwest Airlines Co. 8

10.34 Second Lease Extension Agreement, dated as of July 5, 1995, between First Security Bank of Utah, N.A., as trustee, and Southwest Airlines Co. 8

10.35    Form of Purchase  Agreement,  dated April 15, 1996,  between  Southwest
         Airlines  Co.   ("Purchaser"),   First   Security  Bank  of  Utah  N.A.
         ("Trustee") and Aircraft Income Partners L.P. ("Beneficiary") 10

10.36 Lease Amendment, dated January 1, 1997, between First Security Bank of Utah N.A., as Trustee, and Hawaiian Airlines, Inc. 10

10.37 Lease Amendment and Extension Agreement, dated June 24, 1996, between First Security Bank of Utah N.A., as Trustee, and American Trans Air, Inc. 10

10.38 Lease Amendment and Extension Agreement, dated July 29, 1996, between First Security Bank of Utah N.A., as Trustee, and Aloha Airlines, Inc. 10

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

9 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

10 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference


         * Filed herewith.