Form 10-Q
period 1998-03-31
AIRCRAFT INCOME PARTNERS L P
filed 1998-05-15
CIK 826156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                    Yes    [ X ]          No [   ]

                         AIRCRAFT INCOME PARTNERS L. P.

                           FORM 10-Q - MARCH 31, 1998






                                      INDEX



PART I - FINANCIAL INFORMATION


      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - March 31, 1998 and December 31, 1997


         STATEMENTS OF  OPERATIONS  - For the three  months ended March 31, 1998 and 1997


         STATEMENT OF  PARTNERS'  EQUITY - For the three  months ended March 31,
            1998


         STATEMENTS OF CASH FLOWS - For the three  months  ended  March 31, 1998 and 1997


         NOTES TO FINANCIAL STATEMENTS


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION

      ITEM 1-    LEGAL PROCEEDINGS

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

                                 AIRCRAFT INCOME PARTNERS L.P.

                                        BALANCE SHEETS



                                                                  March 31,      December 31,
                                                                    1998             1997
                                                                 -----------     -----------
ASSETS

     Leased aircraft, net of accumulated depreciation of
        $65,436,564 and $71,503,840 and allowance for
        equipment impairment of  $20,787,000 and $24,100,000     $17,978,488     $20,012,212
     Cash and cash equivalents .............................      11,129,970       6,432,713
     Note receivable - installment sale ....................       2,758,660       2,911,906
     Restricted cash - security deposits ...................         512,502         506,120
     Accounts receivable ...................................         463,745         505,730
     Deferred costs ........................................          63,415          95,505
     Other receivables .....................................          46,806          89,891
     Prepaid expenses ......................................          20,867          13,170
                                                                 -----------     -----------

                                                                 $32,974,453     $30,567,247
                                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Maintenance reserves ..................................     $ 1,651,365     $ 2,129,110
     Security deposits payable .............................         512,502         506,120
     Deferred income .......................................         137,558         133,217
     Deferred costs payable ................................          50,000          50,000
     Accounts payable and accrued expenses .................         314,402         168,561
                                                                 -----------     -----------

        Total liabilities ..................................       2,665,827       2,987,008
                                                                 -----------     -----------

Commitments and contingencies

Partners' equity
        Limited partners' equity (385,805 units
            issued and outstanding) ........................      27,268,808      24,813,260
        General partner's equity ...........................       3,039,818       2,766,979
                                                                 -----------     -----------

        Total partners' equity .............................      30,308,626      27,580,239
                                                                 -----------     -----------

                                                                 $32,974,453     $30,567,247
                                                                 ===========     ===========

See notes to financial statements.

                                AIRCRAFT INCOME PARTNERS L.P.

                                  STATEMENTS OF OPERATIONS


                                                                For the three months ended
                                                                         March 31,
                                                               ----------------------------
                                                                   1998             1997
                                                               -----------      -----------
Revenues
     Rental ..............................................     $ 1,470,088      $ 1,911,475
     Interest ............................................          95,794           83,725
     Interest - installment note .........................          62,754           75,897
                                                               -----------      -----------

                                                                 1,628,636        2,071,097

Costs and expenses
     Depreciation ........................................         892,324        1,846,216
     Operating ...........................................         165,215           65,323
     General and administrative ..........................          74,736          100,253
     Other expenses ......................................          20,301           16,728
     Management fee ......................................            --            103,000
                                                               -----------      -----------

                                                                 1,152,576        2,131,520

                                                                   476,060          (60,423)

Gain on disposition of aircraft, net .....................       2,252,327             --
                                                               -----------      -----------

Net income (loss) ........................................     $ 2,728,387      $   (60,423)
                                                               ===========      ===========

Net income (loss) attributable to
     Limited partners ....................................     $ 2,455,548      $   (54,381)
     General partners ....................................         272,839           (6,042)
                                                               -----------      -----------

                                                               $ 2,728,387      $   (60,423)
                                                               ===========      ===========

Net income (loss) per unit of limited partnership interest
     (385,805 units outstanding) .........................     $      6.36      $     (0.14)
                                                               ===========      ===========

See notes to financial statements.

                                           AIRCRAFT INCOME PARTNERS L.P.

                                           STATEMENT OF PARTNERS' EQUITY





                                                Limited          General           Total
                                               Partners'        Partner's        Partners'
                                                Equity           Equity           Equity
                                             -----------       -----------       -----------
Balance, January 1, 1998 .............       $24,813,260       $ 2,766,979       $27,580,239

Net income  for the three months
     ended March 31, 1998 ............         2,455,548           272,839         2,728,387
                                             -----------       -----------       -----------

Balance, March 31, 1998 ..............       $27,268,808       $ 3,039,818       $30,308,626
                                             ===========       ===========       ===========

See notes to financial statements.

                                AIRCRAFT INCOME PARTNERS L.P.

                                  STATEMENTS OF CASH FLOWS


                                                                  For the three months ended
                                                                         March 31,

                                                                     1998              1997
                                                                ------------      ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income (loss) ....................................     $  2,728,387      $    (60,423)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities
            Depreciation ..................................          892,324         1,846,216
            Gain on disposition of aircraft, net ..........       (2,252,327)             --
     Changes in assets and liabilities
        Accounts receivable ...............................           41,985            57,836
        Deferred rents and modification advances receivable             --             254,432
        Restricted cash - security deposits ...............           (6,382)           (5,739)
        Security deposits payable .........................            6,382             5,739
        Deferred costs ....................................           32,090            32,090
        Other receivables .................................           43,085           419,116
        Prepaid expenses ..................................           (7,697)           25,816
        Maintenance reserves ..............................         (477,745)           63,168
        Management fee payable ............................             --               9,000
        Deferred income ...................................            4,341              --
        Accounts payable and accrued expenses .............          145,841            17,628
                                                                ------------      ------------

                Net cash provided by operating activities .        1,150,284         2,664,879
                                                                ------------      ------------

Cash flows from investing activities
     Proceeds from sale of aircraft, net ..................        3,393,727              --
     Proceeds from installment sale note receivable .......          153,246           536,103
                                                                ------------      ------------

                Net cash provided by investing activities .        3,546,973           536,103
                                                                ------------      ------------
Cash flows from financing activities
     Distributions to partners ............................             --          (2,357,697)
                                                                ------------      ------------

Net increase in cash and cash equivalents .................        4,697,257           843,285

Cash and cash equivalents, beginning of period ............        6,432,713         6,279,937
                                                                ------------      ------------

Cash and cash equivalents, end of period ..................     $ 11,129,970      $  7,123,222
                                                                ============      ============

See notes to financial statements.

                                AIRCRAFT INCOME PARTNERS L.P.

                                NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Aircraft Income Partners L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of all of the shares of IAFM. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio, the corporate parent of IAFM. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of IAFM. On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford Management LLC ("Wexford"), the administrator for Presidio, expired. Pursuant to that agreement Wexford had authority to designate directors of IAFM. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement dated as of November 3, 1997 (the "ASA"), which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates, including IAFM and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the three months ended March 31, 1998 and 1997, reimbursable expenses paid to NorthStar Presidio (1998) and Wexford (1997) amounted to $3,750 and $7,500, respectively.

         IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. For the three months ended March 31, 1997, IAFM received distributions totaling $257,203. No distribution was paid with respect to the three months ended March 31, 1998.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES(continued)

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

         As compensation for the foregoing services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM earned management fees of $103,000 for the three months ended March 31, 1997. No management fees were earned for the three months ended March 31, 1998.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


4         COMMITMENTS AND CONTINGENCIES

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

         c.        Continental Air Micronesia

         On January 20, 1993, the Partnership leased a Boeing 727-200 Advanced aircraft to Continental for a term of approximately 71 months to be used by Continental Air Micronesia (the "Air Mike Lease"). The Air Mike Lease provides for a monthly base rent of $76,750, subject to adjustments for rental credits relating to initial modifications (including Traffic Collision Avoidance Systems, windshear detection, upgrade avionics and auxiliary fuel tank) aggregating approximately $794,000, of which approximately $300,000 was contributed in cash and the balance was to be contributed in the form of rental credits provided to Continental. Continental was allowed to take such rental credits ($13,741 per month through May 1996) such that they would recoup their aggregate cost of the initial modifications over a 36 month period with interest at 9.31% per annum. Further, the Partnership agreed to provide up to $813,500 of financing for certain new image modifications through credits ("Lessor Financing") against base rental

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


4         COMMITMENTS AND CONTINGENCIES (continued)

         payments due from Continental. Continental was repaying the Lessor Financing credits through monthly installments which were amortized at the rate of 9.31% per annum over the remaining lease term. Through March 31, 1998, the Partnership had provided financing of approximately $755,000. Such amounts, net of amounts repaid, are included within deferred costs on the balance sheet at March 31, 1998 and December 31, 1997.

         d.        Ladeco S.A.

         During 1993, the Partnership consummated two leases with Ladeco S.A. ("Ladeco"), each for a Boeing 737-200 Advanced aircraft for terms of 48 and 60 months, respectively. Both leases provide for, among other things, monthly rentals of $47,500 each, plus certain maintenance reserves for engines and landing gear, based upon the number of hours flown. As of March 31, 1998, such maintenance reserves aggregated approximately $1,012,000. At lease inception of both aircraft, Ladeco paid a security deposit of $125,000 per aircraft. Pursuant to the terms of the above mentioned leases, the Partnership removed the two aircraft from the United States Federal Aviation Administration ("FAA") Registry causing the aircraft to be re-registered under Chilean Registry. The Partnership may be obligated to contribute in the form of rental credits, to the completion of certain airworthiness directives and FAA regulations based on certain thresholds. The amount of such obligation, if any, is undeterminable at this time. The Ladeco aircraft leases, originally scheduled to expire in October 1997 and March 1998, were each renewed for a one year period at the same lease rate beginning at the expiration of the original lease terms.

         e.        Aloha Airlines, Inc.

         Aloha Airlines, Inc. ("Aloha") leases a Boeing 737-200 Advanced aircraft from the Partnership, the lease of which was scheduled to expire in accordance with its lease terms on August 15, 1996. Aloha agreed to a fifteen month lease extension at 50% of the prior lease rate and the aircraft was scheduled to be returned following the expiration of the term and the completion of certain repairs and maintenance to bring the aircraft in compliance with the lease return provisions. On November 15, 1997, the lease was scheduled to expire in accordance with the terms of the lease. Aloha had indicated that certain modifications to the aircraft as required by the Airworthiness Directives issued by the FAA were not applicable under the return conditions of the lease.

         On November 14, 1997, First Security Bank, National Association, acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint for declaratory judgment in the United States District Court, Southern District of New York. The complaint sought interpretation of the

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


4         COMMITMENTS AND CONTINGENCIES (continued)

         e.        Aloha Airlines, Inc. (continued)

         language under the lease regarding return conditions for the aircraft. In December 1997, the foregoing action was settled and Aloha agreed to satisfy certain return conditions of the lease. The Partnership is actively remarketing the aircraft for sale or lease.

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

         In addition, ATA has leased two other Boeing 727-200 Advanced aircraft (the "ATA Aircraft") pursuant to separate leases that commenced in November and December 1994, respectively. Each of the leases had an initial term of approximately 39 months and provides for monthly rentals of $59,000. During early 1995, the Partnership contributed $75,000 per aircraft, in the form of cash or rental credits, towards bridging "C" check inspections.

         In March 1998, the Partnership and ATA agreed to amend all three of the leases, extending the term at the same lease rentals through December 31, 2000, at which time ATA will have a purchase obligation of approximately $3.3 million per aircraft. During the term of the amended leases, ATA may, at its expense, retrofit the aircraft to comply with the Stage III noise emission standards pursuant to FAR Part 36.

         g.        Tax assessment

         In September 1996, the Partnership received proposed notices of assessment from the State of Hawaii with respect to general excise tax ("GET") aggregating approximately $1,338,000 (including interest and penalties) for the years 1991, 1992, 1993 and 1994. The state is alleging that GET is owed by the Partnership with respect to rents received from Aloha and Hawaiian under the leases between the Partnership and each of the airlines.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


4         COMMITMENTS AND CONTINGENCIES (continued)

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

5         AIRCRAFT SALES

         (i) On May 22, 1997, a Boeing 737-297 Advanced aircraft owned by the Partnership was sold to an unaffiliated third party for proceeds of approximately $1,982,000 exclusive of selling expenses of approximately $60,000. The aircraft, which was formerly leased to Aloha, had been off-lease since October 15, 1996. Associated with the aircraft were approximately $639,000 of net maintenance and return provision reserves that Aloha had previously paid the Partnership as provided under the lease agreement. The reserves on the Aloha aircraft will be held back until certain contingent liabilities related to the aircraft are satisfied. Specifically, the Aloha Aircraft is subject to a tax benefit transfer lease ("TBT Lease") under which AlliedSignal, the TBT Lessor, retains the federal income tax benefits that normally accrue from ownership of the aircraft, other than lease rentals. There are approximately two years remaining on the TBT Lease, until its expiration on May 21, 2000. At the time of the sale, the aircraft had a net carrying value of approximately $1,290,000.

         (ii) On March 31, 1998, a Boeing 737-2H4 aircraft owned by the Partnership was sold to an unaffiliated third party for proceeds of $3,500,000 exclusive of selling expenses of approximately $106,000. The aircraft which was formerly leased to Southwest Airlines Co., had been off-lease since January 1998. At the time of sale, the aircraft had a net carrying value of approximately $1,141,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         The Partnership did not declare a cash distribution for the quarter ended March 31, 1998, as compared to a cash distribution of $6.50 per Unit with respect to the quarter ended March 31, 1997. The Partnership generated cash from operations of approximately $1,557,000 for the three months ended March 31, 1998 (the "1998 Period") or approximately $3.63 per Unit, as compared to $2,692,000 for the three months ended March 31, 1997 (the "1997 Period") or approximately $6.28 per Unit. Additionally, during the three months ended March 31, 1998, the Partnership collected proceeds of approximately $3,394,000 or $7.92 per Unit from the sale of one Boeing 737-2H4 aircraft which had been off-lease since January 1998.

         During the 1998 Period, the Partnership increased its gross aggregate cash reserves, inclusive of collected maintenance reserves and original working capital (1% of original offering proceeds), by an aggregate of approximately $4,473,000 from approximately $6,386,000 at December 31, 1997 to approximately $10,859,000 at March 31, 1998. The aggregate cash reserves were comprised of approximately $7,279,000 which represented undistributed cash from operations and cash from sales, as well as original working capital of $1,929,000 (1% of original offering proceeds) and approximately $1,651,000 of collected maintenance reserves, net of approximately $478,000 of maintenance reserves utilized during the 1998 period.

         As the Partnership's aircraft come off-lease (five of which are scheduled to come off-lease in 1998, one in 1999 and three in 2000), it may be necessary for the Partnership to use a portion of its operating reserves and/or its anticipated future cash flow, which would otherwise be available for distribution, to upgrade or enhance these aircraft or related engines if the Partnership determines that such expenditures are in its best interests in order to maximize remarketing value. The Partnership is currently evaluating strategies, including potential engine upgrades for certain aircraft, to increase marketability and is reviewing its possible future obligations to pay for bridging costs in order to facilitate such remarketing. Furthermore, because of market conditions, the Partnership will be required to bear some of the related costs of compliance with recent mandatory federal regulations covering maintenance and upgrading of aging aircraft.

         The Partnership has encountered competition in attempting to re-lease its aircraft as they have come off-lease due to a surplus in the market of narrow body aircraft similar to the types owned by the Partnership. The substantial costs required to maintain and bring used aircraft into compliance with FAA noise and maintenance requirements adopted since 1990 are the primary factors which have adversely affected the narrow body aircraft market. In addition, the Partnership will also have to compete with newer, more fuel efficient aircraft which comply with recently adopted FAA noise requirements. The Partnership also believes that as a result of the factors listed above there has been a significant decline in the re-sale value of narrow-body aircraft similar to the types owned by the Partnership.

         The Partnership has decided to suspend distributions pending a determination of the necessity to fund the foregoing costs. Although the Partnership believes that its anticipated gross cash flow during the remainder of 1998 will be less than previous gross cash flow generated (approximately 60% of the 1997 cash flow based upon gross firm term leases), the anticipated cash flow for the remainder of 1998 and the foreseeable future, combined with reserves, should be sufficient to pay the Partnership's operating expenses. The Partnership's ability to make future distributions will be impacted by its obligation to pay such costs.

         Of the 18 aircraft originally purchased by the Partnership, at March 31, 1998, the Partnership had an interest in 10 of the aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft), which had an original cost of approximately $104,202,000 (net book value of approximately $17,978,000). During the remainder of 1998, excluding rents from renewals and sales, the Partnership anticipates receiving approximately $4,437,000 of rentals on non-cancelable leases (inclusive of amounts which may be set-off by lessees against basic rent as reimbursement for certain modifications required under the applicable leases).

         Aloha had leased a Boeing 737-200 Advanced Aircraft (the "Aloha Aircraft") whose lease was scheduled to expire in accordance with its terms on February 1, 1996. The Aloha Aircraft is subject to a tax benefit transfer lease ("TBT lease") under which AlliedSignal, the TBT Lessor, retains the federal income tax benefits that normally accrue from ownership of the aircraft, other than lease rentals. There are approximately two years remaining on the TBT lease, through May 21, 2000.

         On May 22, 1997, the Aloha Aircraft was sold to an unaffiliated third party for proceeds of approximately $1,982,000 exclusive of selling expenses of approximately $60,000. Associated with the aircraft were approximately $639,000 of net maintenance and return provision reserves that Aloha had previously paid the Partnership as provided under the lease agreement. The reserves on the Aloha Aircraft will be restricted until certain contingent liabilities related to the aircraft are satisfied. At the time of sale, the aircraft had a net carrying value of approximately $1,290,000.

         On November 15, 1997, the lease of a Boeing 737-200 Advanced aircraft leased to Aloha was scheduled to expire in accordance with the terms of the lease. Aloha had indicated that certain modifications to the aircraft as required by the Airworthiness Directives issued by the FAA were not applicable under the return conditions of the lease.

         On November 14, 1997, First Security Bank, National Association, acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint for declaratory judgment in the United States District Court, Southern District of New York. The complaint sought interpretation of the language under the lease regarding return conditions for the aircraft. In December 1997, the foregoing action was settled and Aloha agreed to satisfy certain return conditions of the lease. The Partnership is actively remarketing the aircraft for sale or lease.

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

         Results of Operations

         Net income increased for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, principally due to the gain on sale of the Southwest Aircraft in 1998. There were no dispositions of aircraft for the three months ended March 31, 1997. The additional income was attributable to the reduction in depreciation partially offset by the reduction in rental revenues.

         Revenues decreased overall for the three months ended March 31, 1998 compared to the corresponding period of the prior year. Rental income decreased due to reduced rentals from the Aloha lease, certain aircraft leased to Continental (as of December 1, 1997) and the expiration of a lease with Southwest Airlines Co.

         Expenses decreased for the three months ended March 31, 1998 as compared to the corresponding period of the prior year as follows: (i) decrease in depreciation due to two ATA Aircraft and one Southwest aircraft having previously reached their salvage value, (ii) no management fee to IAFM for the three months ended March 31, 1998 as compared to $103,000 for the corresponding 1997 period (iii) decrease in general and administrative expenses, offset by (i) increase in operating expenses due to maintenance costs related to a Boeing 737 aircraft to comply with certain airworthiness directives and insurance and storage for another Boeing 737 aircraft which was off-lease since January 1998 and sold on March 31, 1998.

PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

               None



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits:  None.
(b)            Reports on Form 8-K:  None.

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




                                     AIRCRAFT INCOME PARTNERS L.P.
                              BY: Integrated Aircraft Fund Management Corp., General Partner




                              /s/    Richard Sabella
                                     ---------------
                                     Richard Sabella
                                     President





                              /s/    Lawrence Schachter
                                     ------------------
                                     Lawrence Schachter
                                     Vice President and
                                     Chief Financial Officer




Date: May 13, 1998