Form 10-Q
period 1998-06-30
AIRCRAFT INCOME PARTNERS L P
filed 1998-08-12
CIK 826156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                    Yes    [ X ]          No [   ]

                         AIRCRAFT INCOME PARTNERS L. P.

                            FORM 10-Q - JUNE 30, 1998









                                      INDEX



PART I - FINANCIAL INFORMATION


      ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - June 30, 1998 and December 31, 1997 ................


          STATEMENTS  OF  OPERATIONS - For the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997......


          STATEMENT OF PARTNERS' EQUITY - For the six months ended June 30, 1998


          STATEMENTS OF CASH FLOWS - For the six months ended June 30, 1998 and
             1997

          NOTES TO FINANCIAL STATEMENTS ........................................


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS ...............................................

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ................................


SIGNATURES .....................................................................

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 AIRCRAFT INCOME PARTNERS L.P.

                                        BALANCE SHEETS

                                                                   June 30,      December 31,
                                                                     1998           1997
                                                                 -----------     -----------
ASSETS

     Leased aircraft, net of accumulated depreciation of
        $58,348,224 and $71,503,840 and allowance for
        equipment impairment of  $19,787,000 and $24,100,000     $14,570,828     $20,012,212
     Cash and cash equivalents .............................      16,063,142       6,432,713
     Note receivable - installment sale ....................       2,601,941       2,911,906
     Accounts receivable ...................................         457,259         505,730
     Restricted cash - security deposits ...................         431,500         506,120
     Other receivables .....................................          73,090          89,891
     Deferred costs ........................................          72,537          95,505
     Prepaid expenses ......................................          11,348          13,170
                                                                 -----------     -----------

                                                                 $34,281,645     $30,567,247
                                                                 ===========     ===========
LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distribution payable ..................................     $11,874,221     $      --
     Maintenance reserves ..................................       1,228,679       2,129,110
     Security deposits payable .............................         431,500         506,120
     Accounts payable and accrued expenses .................         215,303         168,561
     Management fee payable ................................         180,200            --
     Deferred income .......................................         135,654         133,217
     Deferred costs payable ................................          50,000          50,000
                                                                 -----------     -----------

        Total liabilities ..................................      14,115,557       2,987,008
                                                                 -----------     -----------
Commitments and contingencies

Partners' equity
        Limited partners' equity (385,805 units
            issued and outstanding) ........................      18,140,524      24,813,260
        General partner's equity ...........................       2,025,564       2,766,979
                                                                 -----------     -----------

        Total partners' equity .............................      20,166,088      27,580,239
                                                                 -----------     -----------

                                                                 $34,281,645     $30,567,247
                                                                 ===========     ===========

See notes to financial statements.

                                    AIRCRAFT INCOME PARTNERS L.P.

                                      STATEMENTS OF OPERATIONS


                                            For the three months ended     For the six months ended
                                                      June 30,                     June 30,
                                             -------------------------    --------------------------
                                                1998           1997           1998           1997
                                             ----------     ----------     ----------     ----------
Revenues
     Rental ............................     $1,426,556     $1,911,481     $2,896,644     $3,822,956
     Interest ..........................        269,406        112,922        365,200        196,647
     Interest - installment note .......         59,281         72,721        122,035        148,618
                                             ----------     ----------     ----------     ----------

                                              1,755,243      2,097,124      3,383,879      4,168,221
                                             ----------     ----------     ----------     ----------

Costs and expenses
     Depreciation ......................        791,735      1,546,281      1,684,059      3,392,497
     Operating .........................        332,254          6,937        497,469         72,260
     Management fee ....................        180,200         85,000        180,200        188,000
     General and administrative ........         57,566        175,043        132,302        275,296
     Other expenses ....................         22,274         20,091         42,575         36,819
                                             ----------     ----------     ----------     ----------

                                              1,384,029      1,833,352      2,536,605      3,964,872
                                             ----------     ----------     ----------     ----------

                                                371,214        263,772        847,274        203,349

Gain on sale of aircraft - net .........      1,360,469        632,368      3,612,796        632,368
                                             ----------     ----------     ----------     ----------

Net income .............................     $1,731,683     $  896,140     $4,460,070     $  835,717
                                             ==========     ==========     ==========     ==========

Net income attributable to
     Limited partners ..................     $1,558,515     $  806,526     $4,014,063     $  752,145
     General partners ..................        173,168         89,614        446,007         83,572
                                             ----------     ----------     ----------     ----------

                                             $1,731,683     $  896,140     $4,460,070     $  835,717
                                             ==========     ==========     ==========     ==========


Net income per unit of limited
     partnership interest (385,805 units
     outstanding) ......................     $     4.04     $     2.09     $    10.40     $     1.95
                                             ==========     ==========     ==========     ==========

See notes to financial statements.

                                   AIRCRAFT INCOME PARTNERS L.P.

                                   STATEMENT OF PARTNERS' EQUITY





                                                    Limited            General           Total
                                                   Partners'          Partner's        Partners'
                                                    Equity             Equity           Equity
                                                 ------------      ------------      ------------
Balance, January 1, 1998 ...................     $ 24,813,260      $  2,766,979      $ 27,580,239

Net income for the six months
     ended June 30, 1998 ...................        4,014,063           446,007         4,460,070

Distributions to partners for the six months
     ended June 30, 1998 ($27.70 per limited
     partnership unit) .....................      (10,686,799)       (1,187,422)      (11,874,221)
                                                 ------------      ------------      ------------

Balance, June 30, 1998 .....................     $ 18,140,524      $  2,025,564      $ 20,166,088
                                                 ============      ============      ============

See notes to financial statements.

                                   AIRCRAFT INCOME PARTNERS L.P.

                                     STATEMENTS OF CASH FLOWS

                                                                     For the six months ended
                                                                              June 30,
                                                                   ------------------------------
                                                                       1998              1997
                                                                   ------------      ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ..............................................     $  4,460,070      $    835,717
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation .....................................        1,684,059         3,392,497
            Gain on disposition of aircraft, net .............       (3,612,796)         (632,368)
     Changes in assets and liabilities
        Accounts receivable ..................................           48,471           105,378
        Restricted cash - security deposits ..................           74,620           (11,950)
        Other receivables ....................................           16,801           427,425
        Deferred costs .......................................           22,968            64,181
        Prepaid expenses .....................................            1,822            62,841
        Deferred rents and modification advances receivable ..             --             254,432
        Maintenance reserves .................................         (900,431)           11,917
        Security deposits payable ............................          (74,620)           11,950
        Accounts payable and accrued expenses ................           46,742            50,471
        Management fee payable ...............................          180,200            (9,000)
        Deferred income ......................................            2,437              --
                                                                   ------------      ------------


                Net cash provided by operating activities ....        1,950,343         4,563,491
                                                                   ------------      ------------
Cash flows from investing activities
     Proceeds from sale of aircraft, net .....................        7,370,121         1,922,266
     Proceeds from installment sale note receivable ..........          309,965           679,382
     Additions and modifications to leased aircraft, net .....             --                 251
                                                                   ------------      ------------

                Net cash provided by investing activities ....        7,680,086         2,601,899
                                                                   ------------      ------------
Cash flows from financing activities
     Distributions to partners ...............................             --          (4,929,730)
                                                                   ------------      ------------

Net increase in cash and cash equivalents ....................        9,630,429         2,235,660

Cash and cash equivalents, beginning of period ...............        6,432,713         6,279,937
                                                                   ------------      ------------

Cash and cash equivalents, end of period .....................     $ 16,063,142      $  8,515,597
                                                                   ============      ============

See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Aircraft Income Partners L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of all of the shares of IAFM. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Effective as of August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio") pursuant to which NorthStar Presidio provides the day-to-day managment of Presidio and its direct and indirect subsidiaries and affiliates. For the six months ended June 30, 1998, reimbursable expenses paid to NorthStar Presidio amounted to $11,250.

         IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. For the six months ended June 30, 1998 and 1997, IAFM received or accrued distributions totaling $1,187,422 and $685,875, respectively.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         All costs associated with the retention of ACG (other than normal competitive aircraft sales commissions, if any) are paid by IAFM.

         As compensation for the foregoing services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM earned management fees of $180,200 and $188,000 for the six months ended June 30, 1998 and 1997, respectively.

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

         In April 1995, IAFM and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performed certain management and administrative services relating to the Partnership. Substantially all costs associated with the retention of Fieldstone, other than legal fees, were paid by IAFM. Fieldstone continued to perform such services until July 31, 1998.

4        DISTRIBUTION TO PARTNERS

         Distributions payable to the limited partners and general partners of $10,686,799 ($27.70 per unit) and $1,187,422, respectively, at June 30,
         1998, were paid in July 1998.

5        COMMITMENTS AND CONTINGENCIES

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

         c.        Continental Air Micronesia

         On January 20, 1993, the Partnership leased a Boeing 727-200 Advanced aircraft to Continental for a term of approximately 71 months to be used by Continental Air Micronesia (the "Air Mike Lease"). The Air Mike Lease provides for a monthly base rent of $76,750, subject to adjustments for rental credits relating to initial modifications (including Traffic Collision Avoidance Systems, windshear detection, upgrade avionics and auxiliary fuel tank) aggregating approximately $794,000, of which approximately $300,000 was contributed in cash and the balance was to be contributed in the form of rental credits provided to Continental. Continental was allowed to take such rental credits ($13,741 per month through May 1996) such that they would recoup their aggregate cost of the initial modifications over a 36 month period with interest at 9.31% per annum. Further, the Partnership agreed to provide up to $813,500 of financing for certain new image modifications through credits ("Lessor Financing") against base rental payments due from Continental. Continental was repaying the Lessor Financing credits through monthly installments which were amortized at the rate of 9.31% per annum over the remaining lease term. Through June 30, 1998, the Partnership had provided financing of approximately $755,000. Such amounts, net of amounts repaid, are included within deferred costs on the balance sheet at June 30, 1998 and December 31, 1997.

         d.        Ladeco S.A.

         During 1993, the Partnership consummated two leases with Ladeco S.A. ("Ladeco"), each for a Boeing 737-200 Advanced aircraft for terms of 48 and 60 months, respectively. Both leases provide for, among other things, monthly rentals of $47,500 each, plus certain maintenance reserves for engines and landing gear, based upon the number of hours flown. As of June 30, 1998, such maintenance reserves aggregated approximately $590,000. At lease inception of both aircraft, Ladeco paid a security deposit of $125,000 per aircraft. Pursuant to the terms of the above mentioned leases, the Partnership removed the two aircraft from the United States Federal Aviation Administration ("FAA") Registry causing the aircraft to be re-registered under Chilean Registry. The

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

5        COMMITMENTS AND CONTINGENCIES (continued)

         Partnership may be obligated to contribute in the form of rental credits, to the completion of certain airworthiness directives and FAA regulations based on certain thresholds. The amount of such obligation, if any, is undeterminable at this time. The Ladeco aircraft leases, originally scheduled to expire in October 1997 and March 1998, were each renewed for a one year period at the same lease rate beginning at the expiration of the original lease terms.

         e.        Aloha Airlines, Inc.

         Aloha Airlines, Inc. ("Aloha") leases a Boeing 737-297 Advanced aircraft from the Partnership, the lease of which was scheduled to expire in accordance with its lease terms on August 15, 1996. Aloha agreed to a fifteen month lease extension at 50% of the prior lease rate and the aircraft was scheduled to be returned following the expiration of the term and the completion of certain repairs and maintenance to bring the aircraft in compliance with the lease return provisions. On November 15, 1997, the lease was scheduled to expire in accordance with the terms of the lease. Aloha had indicated that certain modifications to the aircraft as required by the Airworthiness Directives issued by the FAA were not applicable under the return conditions of the lease.

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

         On May 19, 1998, the aircraft was sold to an unaffiliated third party for proceeds of $4,100,000, exclusive of selling expenses of approximately $124,000. The aircraft had a net carrying value of approximately $2,617,000 at the time of sale.

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

         On July 30, 1998, the Partnership entered into an agreement for the sale, subject to the lease with ATA, of its undivided interest in the JV Aircraft to an unaffiliated third party for gross sale proceeds of approximately $2,000,000 as discussed in Note 7.

         g.        Tax assessment

         In September 1996, the Partnership received proposed notices of assessment from the State of Hawaii with respect to general excise tax ("GET") aggregating approximately $1,338,000 (including interest and penalties) for the years 1991, 1992, 1993 and 1994. In July 1998, the Partnership received additional proposed notices of assessment for GET aggregating approximately $585,000 for the years 1995, 1996 and 1997. The state is alleging that GET is owed by the Partnership with respect to rents received from Aloha and Hawaiian under the leases between the Partnership and each of the airlines.

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

         Final notices of assessment have not yet been issued. Although there can be no assurance that the contest of the assessments will be successful, the Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any provision or liability as a result of the proposed notices of assessment.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

6        AIRCRAFT SALES

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

         (ii) On March 31, 1998, a Boeing 737-2H4 aircraft owned by the Partnership was sold to an unaffiliated third party for proceeds of $3,500,000 exclusive of selling expenses of approximately $106,000. The aircraft, which was formerly leased to Southwest Airlines Co., had been off-lease since January 1998. At the time of sale, the aircraft had a net carrying value of approximately $1,141,000.

         (iii) On May 19, 1998, a Boeing 737-297 Advanced aircraft owned by the Partnership was sold to an unaffiliated third party for proceeds of $4,100,000, exclusive of selling expenses of approximately $124,000. The aircraft, which was formerly leased to Aloha Airlines, Inc. had a net carrying value of approximately $2,617,000 at the time of sale.

7         SUBSEQUENT EVENT

         On July 30, 1998, the Partnership entered into an agreement with an unaffiliated third party to sell, subject to the lease with ATA, its undivided 47.92231% joint venture interest in one Boeing 727-200 Advanced aircraft. Upon the consummation of the sale, gross proceeds are anticipated to be approximately $2,000,000. On July 31, 1998, the Partnership entered into a non-binding letter of intent to sell five aircraft for an aggregate purchase price of approximately $16,000,000. The letter is subject to various conditions as well as the execution of definitive documentation. Accordingly, there can be no assurance that such sales will be consummated.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership is actively seeking to sell a significant portion of its equipment portfolio in order to take advantage of the currently strong aircraft market and on July 30, 1998, entered into an agreement for the sale of the JV Aircraft for an aggregate purchase price of approximately $2,000,000. Additionally, on July 31, 1998, the Partnership entered into a non-binding letter of intent to sell five aircraft for purchase prices aggregating approximately $16,000,000. The letter is subject to various conditions as well as the execution of definitive documentation. Accordingly, there can be no assurance that such sales will be consummated.

         The Partnership declared a cash distribution of $27.70 per unit of limited partnership interest totaling $11,874,221 which was paid in July 1998. After giving effect to the foregoing distribution, the Partnership had cash available of approximately $2,666,000, inclusive of the original general working capital reserves of $1,929,000. In addition, the Partnership had approximately $1,229,000 of collected maintenance reserves at June 30, 1998.

         The Partnership generated cash from operations of approximately $2,913,000 for the six months ended June 30, 1998 (the "1998 Period") or approximately $6.80 per Unit, as compared to $4,762,000 for the six months ended June 30, 1997 (the "1997 Period") or approximately $11.11 per Unit. Additionally, during the six months ended June 30, 1998, the Partnership collected proceeds of approximately $7,370,000 or $17.19 per Unit from the sale of two aircraft as discussed in Note 6.

         As the Partnership's aircraft come off-lease (five of which are scheduled to come off-lease in 1998, one in 1999 and three in 2000), it may be necessary for the Partnership to use a portion of its operating reserves and/or its anticipated future cash flow, which would otherwise be available for distribution, to upgrade or enhance these aircraft if the Partnership determines that such expenditures are in its best interests in order to maximize remarketing value. Furthermore, because of market conditions, the Partnership may be required to bear some of the related costs of compliance with recent mandatory federal regulations covering maintenance and upgrading of aging aircraft.

         The anticipated cash flow for the remainder of 1998 and the foreseeable future, combined with reserves, should be sufficient to pay the Partnership's operating expenses. The Partnership's ability to make future distributions will be impacted by its obligation to pay such costs.

         Of the 18 aircraft originally purchased by the Partnership, at June 30, 1998, the Partnership had an interest in 9 of the aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft), which had an original cost of approximately $92,706,000 (net book value of approximately $14,571,000). During the remainder of 1998, excluding rents from renewals and sales, the Partnership anticipates receiving approximately $2,286,000 of rentals on non-cancelable leases (inclusive of amounts which may be set-off by lessees against basic rent as reimbursement for certain modifications required under the applicable leases).

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

         On November 14, 1997, First Security Bank, National Association, acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint for declaratory judgment in the United States District Court, Southern District of New York. The complaint sought interpretation of the language under the lease regarding return conditions for the aircraft. In December 1997, the foregoing action was settled and Aloha agreed to satisfy certain return conditions of the lease. The Partnership sold the aircraft on May 19, 1998 to an unaffiliated third party for gross sale proceeds of $4,100,000.

         In September 1996 and July 1998, the Partnership received proposed notices of assessment from the State of Hawaii with respect to general excise tax of approximately $1,923,000 (including interest and penalties) for the years 1991 through 1997. The state is alleging that GET is owed by the Partnership with respect to rents received from Aloha and Hawaiian under the leases between the Partnership and each of the airlines.

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

         Results of Operations

         Net income increased for the three and six month periods ended June 30, 1998 as compared to the three and six month periods ended June 30, 1997, principally due to the gain on sale of the Southwest Aircraft and the Aloha Aircraft in 1998 which aggregated approximately $3,613,000 as compared to a gain on sale of another Aloha Aircraft of approximately $632,000 during the six months ended June 30, 1997.

         Revenues decreased overall for the three and six month periods ended June 30, 1998 compared to the corresponding periods of the prior year. Rental income decreased due to reduced rentals from the Aloha lease, certain aircraft leased to Continental (as of December 1, 1997) at lower rates and the expiration of a lease with Southwest Airlines Co. Interest income increased due to larger balances of undistributed cash available for investment.

         Expenses decreased for the three and six month periods ended June 30, 1998 as compared to the corresponding periods of the prior year as follows: (i) decrease in depreciation due to two ATA Aircraft and one Southwest aircraft having previously reached their salvage values, as well as the sale of the Aloha Aircraft, (ii) decrease in general and administrative expenses, primarily due to lower legal costs, offset by
         (iii) increase in operating expenses due to maintenance costs related to a Boeing 737 aircraft to comply with certain airworthiness directives and insurance and storage for another Boeing 737 aircraft which was off lease since January 1998 and sold on March 31, 1998.

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



                                    AIRCRAFT INCOME PARTNERS L.P.
                               BY: Integrated Aircraft Fund Management Corp., General Partner




                               /s/  Richard Sabella
                               --------------------
                                    Richard Sabella
                                    President





                               /s/  Lawrence Schachter
                               -----------------------
                                    Lawrence Schachter
                                    Senior Vice President and
                                    Chief Financial Officer




Date: August 7, 1998