Form 10-Q
period 1998-09-30
AIRCRAFT INCOME PARTNERS L P
filed 1998-11-13
CIK 826156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                    Yes    [ X ]          No [   ]

                         AIRCRAFT INCOME PARTNERS L. P.

                         FORM 10-Q - SEPTEMBER 30, 1998




                                      INDEX



PART I - FINANCIAL INFORMATION


      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - September 30, 1998 and December 31, 1997


         STATEMENTS OF  OPERATIONS - For the three months  ended  September  30,
               1998 and 1997 and for the nine months ended September 30, 1998 and 1997


         STATEMENT OF PARTNERS' EQUITY - For the nine months ended September 30,
               1998


         STATEMENTS OF CASH FLOWS - For the nine months ended September 30, 1998 and 1997


         NOTES TO FINANCIAL STATEMENTS


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

                                AIRCRAFT INCOME PARTNERS L.P.

                                        BALANCE SHEETS



                                                              September 30,   December 31,
                                                                 1998              1997
                                                              -----------     -----------
ASSETS

     Leased aircraft, net of accumulated depreciation of
        $4,300,719 and $71,503,840 and allowance for
        equipment impairment of  $565,333 and $24,100,000     $ 2,035,010     $20,012,212
     Aircraft held for lease or sale - net of accumulated
        depreciation of $9,089,165 and allowance for
        equipment impairment of $1,052,667 ..............       4,427,668            --
     Cash and cash equivalents ..........................      21,934,031       6,432,713
     Accounts receivable ................................         523,750         505,730
     Other receivables ..................................          97,668          89,891
     Restricted cash - security deposits ................            --           506,120
     Deferred costs .....................................            --            95,505
     Prepaid expenses ...................................            --            13,170
     Note receivable - installment sale .................            --         2,911,906
                                                              -----------     -----------

                                                              $29,018,127     $30,567,247
                                                              ===========     ===========
LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distributions payable ..............................     $17,789,897     $      --
     Accounts payable and accrued expenses ..............         225,017         168,561
     Maintenance reserves ...............................         604,861       2,129,110
     Security deposits payable ..........................            --           506,120
     Deferred income ....................................            --           133,217
     Deferred costs payable .............................            --            50,000
                                                              -----------     -----------

        Total liabilities ...............................      18,619,775       2,987,008
                                                              -----------     -----------
Commitments and contingencies

Partners' equity
        Limited partners' equity (385,805 units
            issued and outstanding) .....................       9,349,562      24,813,260
        General partner's equity ........................       1,048,790       2,766,979
                                                              -----------     -----------

        Total partners' equity ..........................      10,398,352      27,580,239
                                                              -----------     -----------

                                                              $29,018,127     $30,567,247
                                                              ===========     ===========

                       See notes to financial statements.

                                      AIRCRAFT INCOME PARTNERS L.P.

                                         STATEMENTS OF OPERATIONS



                                             For the three months ended       For the nine months ended
                                                     September 30,                   September 30,
                                             ---------------------------     ---------------------------
                                                 1998           1997             1998             1997
                                             -----------     -----------     -----------     -----------
Revenues
    Rental ............................      $   710,335     $ 1,911,474     $ 3,606,979     $ 5,734,430
     Interest ..........................         180,906          95,089         546,106         291,736
     Interest - installment note .......          18,974          69,473         141,009         218,091
                                             -----------     -----------     -----------     -----------

                                                 910,215       2,076,036       4,294,094       6,244,257
                                             -----------     -----------     -----------     -----------

Costs and expenses
     Depreciation ......................         364,180       1,417,406       2,048,239       4,809,903
     Operating .........................             100          22,325         497,569          94,585
     Management fee ....................            --            80,000         180,200         268,000
     General and administrative ........          32,936          66,406         165,238         341,702
     Other expenses ....................           6,361          20,090          48,936          56,909
                                             -----------     -----------     -----------     -----------

                                                 403,577       1,606,227       2,940,182       5,571,099
                                             -----------     -----------     -----------     -----------

                                                 506,638         469,809       1,353,912         673,158

Gain on sale of aircraft - net .........       7,515,523            --        11,128,319         632,368
                                             -----------     -----------     -----------     -----------

Net income .............................     $ 8,022,161     $   469,809     $12,482,231     $ 1,305,526
                                             ===========     ===========     ===========     ===========

Net income attributable to
     Limited partners ..................     $ 7,219,945     $   422,828     $11,234,008     $ 1,174,973
     General partners ..................         802,216          46,981       1,248,223         130,553
                                             -----------     -----------     -----------     -----------

                                             $ 8,022,161     $   469,809     $12,482,231     $ 1,305,526
                                             ===========     ===========     ===========     ===========

Net income per unit of limited
     partnership interest (385,805 units
     outstanding) ......................     $     18.71     $      1.10     $     29.11     $      3.05
                                             ===========     ===========     ===========     ===========

                       See notes to financial statements.

                                     AIRCRAFT INCOME PARTNERS L.P.

                                     STATEMENT OF PARTNERS' EQUITY





                                                          Limited           General           Total
                                                         Partners'         Partner's        Partners'
                                                          Equity            Equity           Equity
                                                      ------------      ------------      ------------
Balance, January 1, 1998 ........................     $ 24,813,260      $  2,766,979      $ 27,580,239

Net income for the nine months
     ended September 30, 1998 ...................       11,234,008         1,248,223        12,482,231

Distributions to partners for the nine months
     ended September 30, 1998 ($69.20 per limited
     partnership unit) ..........................      (26,697,706)       (2,966,412)      (29,664,118)
                                                      ------------      ------------      ------------

Balance, September 30, 1998 .....................     $  9,349,562      $  1,048,790      $ 10,398,352
                                                      ============      ============      ============

                       See notes to financial statements.

                                 AIRCRAFT INCOME PARTNERS L.P.

                                    STATEMENTS OF CASH FLOWS

                                                                  For the nine months ended
                                                                         September 30,
                                                                ------------------------------
                                                                     1998              1997
                                                                ------------      ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ...........................................     $ 12,482,231      $  1,305,526
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation ..................................        2,048,239         4,809,903
            Gain on disposition of aircraft, net ..........      (11,128,319)         (632,368)
     Changes in assets and liabilities
        Accounts receivable ...............................          (18,020)          136,487
        Other receivables .................................           (7,777)          420,161
        Restricted cash - security deposits ...............          506,120           (18,076)
        Deferred costs ....................................           95,505            96,271
        Prepaid expenses ..................................           13,170            72,636
        Deferred rents and modification advances receivable             --             254,432
        Accounts payable and accrued expenses .............           56,456            (3,477)
        Maintenance reserves ..............................       (1,524,249)         (135,433)
        Security deposits payable .........................         (506,120)           18,076
        Deferred income ...................................         (133,217)          193,500
        Deferred costs payable ............................          (50,000)             --
        Management fee payable ............................             --             (14,000)
                                                                ------------      ------------

                Net cash provided by operating activities .        1,834,019         6,503,638
                                                                ------------      ------------
Cash flows from investing activities

     Proceeds from sale of aircraft, net ..................       22,629,614         1,922,266
     Proceeds from installment sale note receivable .......        2,911,906           825,910
     Additions and modifications to leased aircraft, net ..             --                 912
                                                                ------------      ------------
                Net cash provided by investing activities .       25,541,520         2,749,088
                                                                ------------      ------------

Cash flows from financing activities
     Distributions to partners ............................      (11,874,221)       (9,216,453)
                                                                ------------      ------------

Net increase in cash and cash equivalents .................       15,501,318            36,273

Cash and cash equivalents, beginning of period ............        6,432,713         6,279,937
                                                                ------------      ------------

Cash and cash equivalents, end of period ..................     $ 21,934,031      $  6,316,210
                                                                ============      ============

                       See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Aircraft Income Partners L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leased aircraft and aircraft held for lease or sale

         The cost of leased aircraft and aircraft held for lease or sale represents the initial cost of the aircraft to the Partnership plus miscellaneous acquisition and closing costs and is carried at the lower of depreciated cost or net realizable value.

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

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of all of the shares of IAFM. . Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Effective as of August 28, 1997, Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio") pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the nine months ended September 30, 1998, reimbursable expenses paid to NorthStar Presidio amounted to $18,750.

         IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. For the nine months ended September 30, 1998, IAFM received or accrued distributions totaling $2,966,412.

         As compensation for management services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM earned management fees of $180,200 and $268,000 for the nine months ended September 30, 1998 and 1997, respectively.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)


         Upon the ultimate liquidation of the Partnership, IAFM may be required to remit to the Partnership certain payments representing capital account deficit restoration based upon a formula provided within the Limited Partnership Agreement. Such restoration amount may be less than the recorded IAFM deficit, which could result in distributions to the limited partners of less than their recorded equity.

         In April 1995, IAFM and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performed certain management and administrative services relating to the Partnership. Fieldstone continued to perform such services until July 31, 1998.


4        DISTRIBUTION TO PARTNERS


         Distributions payable to the limited partners and general partners of $16,010,907 (41.50 per unit) and $1,778,990, respectively, at September 30, 1998, were paid in November 1998.


5        AIRCRAFT SALES

         (i) On May 22, 1997, a Boeing 737-297 Advanced aircraft owned by the Partnership was sold to an unaffiliated third party for proceeds of approximately $1,982,000 exclusive of selling expenses of approximately $60,000. The aircraft, which was formerly leased to Aloha Airlines, Inc. ("Aloha"), had been off-lease since October 15, 1996. Associated with the aircraft were approximately $639,000 (approximately $605,000 at September 30, 1998) of net maintenance and return provision reserves that Aloha had previously paid to the Partnership as provided under the lease agreement. The reserves on the Aloha aircraft will be held back until certain contingent liabilities related to the aircraft are satisfied. Specifically, the Aloha Aircraft is subject to a tax benefit transfer lease ("TBT Lease") under which Allied Signal, the TBT Lessor, retains the federal income tax benefits that normally accrue from ownership of the aircraft, other than lease rentals. There are approximately twenty months remaining on the TBT Lease, until its expiration on May 21, 2000. At the time of the sale, the aircraft had a net carrying value of approximately $1,290,000.

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

5        AIRCRAFT SALES (continued)


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

         (iii) On May 19, 1998, a Boeing 737-297 Advanced aircraft owned by the Partnership was sold to an unaffiliated third party for proceeds of $4,100,000, exclusive of selling expenses of approximately $124,000. The aircraft, which was formerly leased to Aloha had a net carrying value of approximately $2,617,000 at the time of sale.


         (iv) Between August 17, 1998 and September 23, 1998, the Partnership sold its interest in two Boeing 737-200 aircraft, four Boeing 727-200 aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft) and one McDonnell Douglas DC9-51 aircraft. Aside from the DC9-51 aircraft, the six aircraft had an original cost of approximately $71,235,500, represented 45.03% of the net carrying value of Partnership's aircraft as of the end of June 30, 1998 and, at the time of sale, had a net carrying value of approximately $7,744,000. The Partnership's interest in the DC9-51 aircraft consisted of the right to receive deferred payments of $2,529,900 related to a September 1, 1996 installment sale. The sales were made to an unaffiliated third party for gross sales proceeds of $18,000,000, exclusive of closing costs of approximately $339,000.

6        COMMITMENTS AND CONTINGENCIES

         a.        Hawaiian Airlines, Inc.

         On September 1, 1996, the Partnership and Hawaiian Airlines, Inc. ("Hawaiian") amended the lease agreement of a McDonnell Douglas model DC9-51 aircraft (the "Hawaiian Aircraft"). Under the terms of the agreement, Hawaiian paid the Partnership a down payment of $450,000 and the balance was to be paid in monthly installments (39 payments of $72,000 and then 36 payments of $50,000) until November 30, 2002, at which time Hawaiian has a bargain purchase option for the aircraft. The Partnership treated this transaction as an installment sale and classified the original net present value of the anticipated future cash flows of approximately $4,052,000, less principal paid, on the balance sheet as note receivable-installment sale. On September 1, 1996, the Partnership removed the associated cost of the equipment and the net carrying value from the books of the Partnership, and recognized a gain on the sale of approximately $1,655,000.

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

6        COMMITMENTS AND CONTINGENCIES (continued)

         a.        Hawaiian Airlines, Inc. (continued)


         As discussed in Note 5, the Partnership sold its rights under the amended lease agreement to an unaffiliated third party during the third quarter of 1998.


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

         c.        Continental Air Micronesia

         On January 20, 1993, the Partnership leased a Boeing 727-200 Advanced aircraft to Continental for a term of approximately 71 months to be used by Continental Air Micronesia (the "Air Mike Lease"). The Air Mike Lease provided for a monthly base rent of $76,750, subject to adjustments for rental credits relating to initial modifications. Further, the Partnership agreed to provide up to $813,500 of financing for certain new image modifications through credits ("Lessor Financing") against base rental payments due from Continental. Continental was repaying the Lessor Financing credits through monthly installments which were amortized at the rate of 9.31% per annum over the remaining lease term.

         As discussed in Note 5, the Partnership sold this aircraft to an unaffiliated third party during the third quarter of 1998.


         d. Ladeco S.A.

         During 1993, the Partnership consummated two leases with Ladeco S.A. ("Ladeco"), each for a Boeing 737-200 Advanced aircraft for terms of 48 and 60 months, respectively. Both leases provided for, among other things, monthly rentals of $47,500 each, plus certain maintenance reserves for engines and landing gear, based upon the number of hours flown. The Ladeco aircraft leases, originally scheduled to expire in October 1997 and March 1998, were each renewed for a one year period at the same lease rate beginning at the expiration of the original lease terms.

                         AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


6        COMMITMENTS AND CONTINGENCIES (continued)


         d.       Ladeco S.A. (continued)


         As discussed in Note 5, the Partnership sold these aircraft to an unaffiliated third party during the third quarter of 1998.

         e.        Aloha Airlines, Inc.

         Aloha Airlines, Inc. ("Aloha") leased a Boeing 737-297 Advanced aircraft from the Partnership, the lease of which was scheduled to expire in accordance with its lease terms on August 15, 1996. Aloha agreed to a fifteen month lease extension at 50% of the prior lease rate and the aircraft was scheduled to be returned following the expiration of the term and the completion of certain repairs and maintenance to bring the aircraft in compliance with the lease return provisions. On November 15, 1997, the lease was scheduled to expire in accordance with the terms of the lease. Aloha had indicated that certain modifications to the aircraft as required by the Airworthiness Directives issued by the FAA were not applicable under the return conditions of the lease.

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

         f.        American Trans Air, Inc.

         In May 1996, American Trans Air, Inc. ("ATA"), the lessee of a Boeing 727-200 Advanced aircraft (in which the Partnership owned an undivided 47.92231% joint venture interest) (the "JV Aircraft") exercised its renewal option. The lease, originally scheduled to expire in November 1996, was renewed for an additional two years at the same lease rate.

         In addition, ATA had leased two other Boeing 727-200 Advanced aircraft (the "ATA Aircraft") pursuant to separate leases that commenced in November and December 1994, respectively. Each of the leases had an initial term of approximately 39 months and provided for monthly rentals of $59,000. During early 1995, the Partnership contributed $75,000 per aircraft, in the form of cash or rental credits, towards bridging "C" check inspections.

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

         As discussed in Note 5, the Partnership sold these aircraft (including its undivided joint venture interest) to an unaffiliated third party during the third quarter of 1998.


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

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources


         The Partnership declared a cash distribution of $41.50 per unit of limited partnership interest totaling 17,789,897 which was paid in November 1998. After giving effect to the foregoing distribution, the Partnership had cash available of approximately $3,491,000, inclusive of the original general working capital reserves of $1,929,000. In addition, the Partnership had approximately $605,000 of collected maintenance reserves at September 30, 1998.

         The Partnership generated cash from operations of approximately $3,803,000 for the nine months ended September 30, 1998 or approximately $8.87 per Unit, as compared to $6,859,000 for the nine months ended September 30, 1997 or approximately $16.00 per Unit. Additionally, during the nine months ended September 30, 1998, the Partnership collected proceeds of approximately $25,158,000 or $58.69 per Unit from the sale of aircraft as discussed in Note 5.

         The  Partnership's  remaining  aircraft  portfolio  consists  of  three
         McDonnell Douglas DC9-30 aircraft, all of which had been leased to Continental Airlines, Inc. Two of the aircraft were returned in September 1998 and the lease of the third aircraft is scheduled to expire in December 1998.

         The Partnership intends to attempt to sell the three remaining aircraft as promptly as possible with a view towards liquidating the Partnership's entire portfolio and winding up the business of the Partnership prior to the end of 1999.

         As the Partnership's aircraft come off-lease, it may be necessary for the Partnership to use a portion of its operating reserves and/or its anticipated future cash flow, which would otherwise be available for distribution, to upgrade or enhance these aircraft if the Partnership determines that such expenditures are in its best interests in order to maximize remarketing value. Furthermore, because of market conditions, the Partnership may be required to bear some of the related costs of compliance with recent mandatory federal regulations covering maintenance and upgrading of aging aircraft.

         The anticipated cash flow for the remainder of 1998, combined with reserves, should be sufficient to pay the Partnership's operating expenses. The Partnership's ability to make future distributions will be impacted by its obligation to pay such costs.

         Of  the  18  aircraft  originally  purchased  by  the  Partnership,  at
         September 30, 1998, the Partnership had an interest in 3 of the aircraft, which had an original cost of approximately $21,471,000 (net book value of approximately $6,463,000). During the remainder of 1998, excluding rents from renewals and sales, the Partnership anticipates receiving approximately $105,000 of rentals on one non-cancelable lease (inclusive of amounts which may be set-off by lessees against basic rent as reimbursement for certain modifications required under the applicable leases).

         Aloha had leased a Boeing 737-200 Advanced Aircraft (the "Aloha Aircraft") whose lease was scheduled to expire in accordance with its terms on February 1, 1996. The Aloha Aircraft is subject to a tax benefit transfer lease ("TBT lease") under which Allied Signal, the TBT Lessor, retains the federal income tax benefits that normally accrue from ownership of the aircraft, other than lease rentals. There are approximately twenty months remaining on the TBT lease, through May 21, 2000.

         On May 22, 1997, the Aloha Aircraft was sold to an unaffiliated third party for proceeds of approximately $1,982,000 exclusive of selling expenses of approximately $60,000. Associated with the aircraft were approximately $639,000 (approximately $605,000 at September 30, 1998) of net maintenance and return provision reserves that Aloha had previously paid the Partnership as provided under the lease agreement. The reserves on the Aloha Aircraft will be restricted until certain contingent liabilities related to the aircraft are satisfied. At the time of sale, the aircraft had a net carrying value of approximately $1,290,000.

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


         Results of Operations


         Net income increased for the three and nine month periods ended September 30, 1998 as compared to the three and nine month periods ended September 30, 1997, principally due to the gain on sale of certain aircraft as discussed in Note 5, which aggregated approximately $11,128,000, as compared to a gain on sale of aircraft of approximately $632,000 during the nine months ended September 30, 1997.

         Revenues decreased overall for the three and nine month periods ended September 30, 1998 compared to the corresponding periods of the prior year. Rental income decreased due to reduced rentals from the Aloha lease, lower lease rates on certain aircraft leased to Continental (as of December 1, 1997) and the expiration of a lease with Southwest Airlines Co. as well as due to the sale of certain aircraft. Interest income increased due to larger balances of undistributed cash available for investment.

         Expenses decreased for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods of the prior year as follows: (i) decrease in depreciation due to two ATA Aircraft and one Southwest aircraft having previously reached their salvage values, as well as the sale of the aircraft, (ii) decrease in general and administrative expenses, primarily due to lower legal costs, offset by
         (iii) increase in operating expenses due to maintenance costs related to a Boeing 737 aircraft to comply with certain airworthiness directives and insurance and storage for a Boeing 737 aircraft which went off lease in January 1998 and sold on March 31, 1998 and two McDonnell Douglas DC-9 aircraftwhich went off-lease on September 17, 1998.

PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          On July 29, 1998, Fieldstone Private Capital Group, L.P. ("Fieldstone") commenced an action in the Supreme Court of the State of New York, County of New York, against Registrant, its General Partner, Aircraft Income Partners II, L.P., Integrated Aircraft Fund Management L.P., Integrated Aircraft Corp., NorthStar Presidio Management Company LLC and Presidio Capital Corp. The complaint seeks, among other things, damages against Registrant and its General Partner and Aircraft Income Partners II, L.P. and its general partner (Integrated Aircraft Fund Management L.P.) aggregating $1,645,453 for the alleged failure to pay Fieldstone leasing and sales commissions. Registrant has filed an answer denying liability and has also filed a counterclaim alleging that Fieldstone was negligent in performing services for Registrant and tbe General Partner.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:  None.
(b)       Reports on Form 8-K: Current report on Form 8-K dated August 17, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AIRCRAFT INCOME PARTNERS L.P.
                      BY: Integrated Aircraft Fund Management Corp., General Partner




                               /s/Allan B. Rothschild
                               ----------------------
                               Allan B. Rothschild
                               President





                               /s/Lawrence Schachter
                               ---------------------
                               Lawrence Schachter
                               Senior Vice President and Chief Financial Officer








Date: November 12, 1998