Form 10-K
period 1998-12-31
AIRCRAFT INCOME PARTNERS L P
filed 1999-03-31
CIK 826156

FORM 10K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
December 31, 1998                                                  0-17785

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                             13-3430508
         --------                                             ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification Number)

 411 West Putnam Avenue, Suite 270, Greenwich, CT                06830
 ------------------------------------------------                -----
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:      (203) 862-7444
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

Description of business

The aircraft owned by Registrant, consisting of used commercial jet aircraft as well as related engines and other aircraft parts, were initially leased to various lessees for terms ranging from 17 to 88 months. Through December 31, 1998, Registrant had acquired interests in 18 aircraft (including an undivided 47.92231% joint venture interest in one aircraft) at a cost of approximately $169,748,000 (inclusive of associated acquisition fees). Through December 31, 1998, Registrant had sold or disposed of 15 aircraft with original purchase prices aggregating approximately $148,277,000. (See below; Item 2, "Properties";
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and Item 8, "Financial Statements and Supplementary Data" for a more detailed description of business developments, the acquisition and disposition of such aircraft.)

Of the 18 aircraft originally purchased by Registrant, at December 31, 1998, Registrant had an interest in 3 of the aircraft which had an aggregate original cost (inclusive of capitalized major additions and improvements) of approximately $21,471,000 (net carrying value of approximately $5,058,000).

Registrant's remaining aircraft portfolio consists of 3 McDonnell Douglas DC9-30 aircraft, all of which had been leased to Continental Airlines, Inc. Two of the aircraft were returned in September 1998 and the lease of the third aircraft expired in December 1998.

Registrant is attempting to sell the 3 remaining aircraft as promptly as possible with a view towards liquidating Registrant's entire portfolio and winding up the business of Registrant prior to the end of 1999.

Through November 2, 1994, the General Partner was a wholly owned subsidiary of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the General Partner was purchased by Presidio Capital Corp. ("Presidio"). On August 28, 1997, an affiliate of NorthStar Capital

Partners acquired all of the Class B shares of Presidio, the corporate parent of the General Partner. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partner. Presidio was also party to an Administrative Services Agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford was responsible for the day-to-day management of Presidio and, among other things, had authority to designate directors of the General Partner.

On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates, including the General Partner and Registrant. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation.

Recent Developments

Year ended December 31, 1996

On April 15, 1996, Registrant sold to Southwest Airlines, Inc. ("Southwest") a Boeing 737-200 Advanced aircraft leased to Southwest. Registrant received proceeds of approximately $6,784,000, net of an associated aircraft sales commission and other related costs. The net proceeds from the sale were distributed to the partners of Registrant in August 1996. The Southwest aircraft was originally purchased by Registrant in July 1988 for approximately $12,804,000 inclusive of associated acquisition costs. As of April 15, 1996, when it was sold, the net carrying value of the aircraft was approximately $3,216,000 (net of allowance for equipment impairment of $2,300,000).

Year ended December 31, 1997

On May 22, 1997, a Boeing 737-297 Advanced aircraft owned by Registrant was sold to an unaffiliated third party for proceeds of approximately $1,982,000 exclusive of selling expenses of approximately $60,000. The aircraft, which was formerly leased to Aloha Airlines, Inc. ("Aloha"), had been off-lease since October 15, 1996. At the time of the sale, the aircraft had a net carrying value of approximately $1,290,000.

Year ended December 31, 1998

On March 31, 1998, a Boeing 737-2H4 aircraft owned by Registrant was sold to an unaffiliated third party for $3,500,000 exclusive of selling expenses of approximately $106,000. The aircraft, which was formerly leased to Southwest, had been off-lease since January 1998. At the time of sale, the aircraft had a net carrying value of approximately $1,141,000.

On May 19, 1998, a Boeing 737-297 Advanced aircraft owned by Registrant was sold to an unaffiliated third party for proceeds of $4,100,000, exclusive of selling expenses of approximately $124,000. The aircraft, which was formerly leased to Aloha had a net carrying value of approximately $2,617,000 at the time of sale.

Between August 17, 1998 and September 23, 1998, Registrant sold its interest in two Boeing 737-200 aircraft, four Boeing 727-200 aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft) and one McDonnell Douglas DC9-51 aircraft. Aside from the DC9-51 aircraft, the six aircraft had an original cost of approximately $71,235,500, represented 45.03% of the net carrying value of Partnership's aircraft as of the end of June 30, 1998 and, at the time of sale, had a net carrying value of approximately $7,744,000. Registrant's interest in the DC9-51 aircraft consisted of the right to receive deferred payments of $2,529,900 related to a September 1, 1996 installment sale. The sales were made to an unaffiliated third party for gross sales proceeds, exclusive of closing costs, of $18,000,000.

Significant Lessees

During 1998, Registrant's revenues from aircraft were derived from lease payments from lessees. None of such lessees were affiliated with Registrant. During the year ended December 31, 1998, lease payments due from the following lessees were the source of 10% or more of Registrant's gross rental revenues:

              Continental Airlines, Inc.                                   40%
              American Trans Air, Inc.                                     27%
              Ladeco S.A.                                                  18%
              Continental Micronesia Inc.                                  14%

At December 31, 1998, all of Registrant's remaining equipment is off lease.

Competition

The equipment leasing industry, particularly as it relates to aircraft, is highly competitive. The aircraft leasing industry offers users an alternative to the purchase of nearly every type of aircraft. The competitive conditions vary considerably depending on the type of aircraft and the nature of the prospective user.

Registrant has encountered severe competition in attempting to sell its aircraft as they have come off lease due to a surplus in the market of narrow-body aircraft similar to the types owned by Registrant. The substantial costs required to maintain and bring used aircraft into compliance with FAA noise and maintenance requirements adopted since 1990 are the primary factors which have adversely affected the narrow body aircraft market. In addition, Registrant's aircraft also have to compete with newer, more fuel-efficient aircraft, which comply with the recently adopted FAA noise requirements. Registrant also believes that as a result of the factors listed above there has been a significant decline in the re-sale value of narrow-body aircraft of the type owned by Registrant.

Registrant may need to use a portion of its operating reserves and/or its cash flow, which would otherwise be available for distribution, to upgrade or enhance its remaining aircraft if Registrant determines that such expenditures are in its best interest in order to maximize the resale value. Furthermore, because of market conditions, Registrant may be required to bear some of the related costs of compliance with mandatory federal regulations covering maintenance and upgrading of aging aircraft.

Employees

Registrant does not have any employees. NorthStar Presidio currently performs accounting, secretarial, transfer and administrative services for Registrant. NorthStar Presidio also performed similar services for other affiliates of the Managing General Partner. Integrated Aircraft Fund Management Corp. ("IAFM"), an indirect subsidiary of Presidio, manages Registrant's equipment portfolio pursuant to a management agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 8, "Financial Statements", Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", and Item 13, "Certain Relationships and Related Transactions".

Foreign Operations

During 1998, Registrant operated three aircraft in foreign countries. Two of such aircraft were leased to Ladeco S.A., a Chilean airline, and were operated primarily in South America. A third aircraft was leased to Air Micronesia, a stand-alone air carrier affiliated with Continental Airlines, Inc., and such aircraft was operated primarily in Southeast Asia. All of such leases expired in 1998. (See Item 8, "Financial Statements and Supplementary Data - Note 10")

Item 2.       Properties

The aircraft owned by Registrant as of March 1, 1999 (see "General" under Item 1 "Business" hereof) consists of the following:

                                                              Type of Ownership
Type of Equipment             Date of Purchase                   or Interest
-----------------             ----------------                   -----------

One McDonnell                 April 20, 1988                Full ownership, not
Douglas DC-9-32                                             subject to any lien.
aircraft

Two McDonnell Douglas         May 13, 1988                  Full ownership, not
DC-9-32 aircraft                                            subject to any lien.


Item 3.       Legal Proceedings

On July 29, 1998, Fieldstone Private Capital Group, L.P. ("Fieldstone") commenced an action in the Supreme Court of the State of New York, County of New York, against, among others, Registrant and its General Partner. The complaint sought, among other things, damages against Registrant and its General Partner for the alleged failure to pay Fieldstone leasing and sales commissions.

In February 1999, the parties agreed to settle the action. As part of the settlement Registrant paid Fieldstone leasing commissions aggregating approximately $347,000 and Registrant entered into a separate remarketing agreement with Fieldstone with respect to certain aircraft remaining in Registrant's portfolio.


Item 4.       Submission of Matters to a Vote of Security Holders

None

PART II


Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters

(a) There is no developed public market for the Units of the Registrant.

As of March 1, 1999, there were approximately 14,600 record holders of Units, owning an aggregate of 385,805 Units.

During the years ended December 31, 1998 and 1997, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

   Distribution with respect to
   Quarter Ended                          Amount of Distribution Per Unit (1)
--------------------------------------------------------------------------------
                                               1998                  1997
                                               ----                  ----
    March 31                                  $   -                 $ 6.00
    June 30                                   $27.70                $10.00
    September 30                              $41.50                $ 4.50
    December 31                               $   -                 $    -

 (1) The amounts listed represent distributions of cash from operations and cash from sales. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for information relating to Registrant's future distributions.)

(b) Not applicable.

Item 6.       Selected Financial Data

                                                         Year ended December 31,
                              ---------------------------------------------------------------------------
                                   1998           1997            1996            1995            1994
                              -----------     -----------     -----------     -----------     -----------
Revenues (1) ............     $ 4,521,384     $ 8,231,951     $10,317,005     $12,372,475     $13,755,528
Net Income (Loss) (2) (3)     $11,331,319     $ 1,706,235     $ 5,988,174     $ 1,496,774     $   564,907

Net income (Loss)
Per Unit (2) (3) ........     $     26.43     $      3.98     $     13.97     $      3.49     $      1.32

Distribution Per Unit ...     $     69.20     $     20.50     $     40.50     $     32.00     $     31.00

Total Assets ............     $ 9,787,877     $30,567,247     $40,045,819     $52,365,622     $63,596,742
Total Partners' Equity ..     $ 9,247,440     $27,580,239     $34,661,785     $46,034,837     $58,255,574


(1)  Included in this  amount is  $828,655,  $659,851,  $582,674,  $443,904  and
     $259,805 of interest income for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively. Additionally, revenues include $108,487 and $184,033 of other income for the years ended December 31, 1995 and 1994, respectively.

(2) Registrant provided allowances for equipment impairments of $1,350,000 and $848,000 for the years ended December 31, 1998 and 1994, respectively, to recognize the loss in value of certain aircraft. No allowance was considered necessary for the years ended December 31, 1997, 1996 and 1995.

(3) Included in these amounts are gains (losses) on the disposition of various aircraft(s) of $11,126,432, $632,367, and $5,222,948 for the years ended
     December 31, 1998, 1997 and 1996, respectively. In addition, included is a gain of $1,001,731 which resulted from the sale of marketable securities during the year ended December 31, 1995.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources


For the year ended December 31, 1998, cash distributions aggregated $69.20 per Unit as compared to $20.50 per Unit with respect to the year ended December 31, 1997.

During  1998,   Registrant  generated  cash  from  operations  of  approximately
$4,373,000, or approximately $10.20 per Unit, as compared to approximately $8,892,000, or approximately $20.74 per Unit, during 1997. Additionally, during 1998 Registrant collected proceeds from the sale of aircraft of approximately $25,160,000.

At December 31, 1998, Registrant's cash reserves, inclusive the original working capital (1% of original offering proceeds), was approximately $3,725,000, as compared to approximately $6,386,000 at December 31, 1997. The aggregate cash reserves were comprised of approximately $1,796,000, which represented undistributed cash from operations and cash from sales, as well as original working capital of $1,929,000 (1% of original offering proceeds).

Registrant's remaining aircraft portfolio consists of three McDonnell Douglas DC9-30 aircraft, all of which had been leased to Continental Airlines, Inc. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

Registrant is attempting to sell the three remaining aircraft as promptly as possible with a view towards liquidating Registrant's entire portfolio and winding up the business of Registrant prior to the end of 1999.

It may be necessary for Registrant to use a portion of its operating reserves, which would otherwise be available for distribution, to upgrade or enhance these aircraft or related engines if Registrant determines that such expenditures are in its best interests in order to maximize resale value. Furthermore, because of market conditions, Registrant may be required to bear some of the related costs of compliance with recent mandatory federal regulations covering maintenance and upgrading of aging aircraft. Registrant's ability to make distributions will be impacted by its obligations to pay such costs.

Registrant's reserves should be sufficient to pay its operating expenses.

Of the 18 aircraft originally purchased by Registrant, at December 31, 1998, Registrant had an interest in 3 of the aircraft, which had an original cost of approximately $21,471,000 (net book value of approximately $5,058,000).


On May 22, 1997, a Boeing 737-297 Advanced aircraft owned by Registrant was sold to an unaffiliated third party for proceeds of approximately $1,982,000 exclusive of selling expenses of approximately $60,000. The aircraft, which was formerly leased to Aloha had been off-lease since October 15, 1996. At the time of sale, the aircraft had a net carrying value of approximately $1,290,000.

On November 15, 1997, the lease of a Boeing 737-200 Advanced aircraft leased to Aloha expired in accordance with the terms of the lease. On May 19, 1998, the aircraft was sold to an unaffiliated third party for proceeds of $4,100,000, exclusive of selling expenses of approximately $124,000. The aircraft had a net carrying value of approximately $2,617,000 at the time of sale.

On March 31, 1998, a Boeing 737-2H4 aircraft owned by Registrant was sold to an unaffiliated third party for proceeds of $3,500,000 exclusive of selling expenses of approximately $106,000. The aircraft, which was formerly leased to Southwest, had been off-lease since January 1998. At the time of sale, the aircraft had a net carrying value of approximately $1,141,000.

Between August 17, 1998 and September 23, 1998, Registrant sold its interest in two Boeing 737-200 aircraft, four Boeing 727-200 aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft) and one McDonnell Douglas DC9-51 aircraft. Aside from the DC9-51 aircraft, the six aircraft had an original cost of approximately $71,235,500, represented 45.03% of the net carrying value of Registrant's aircraft as of June 30, 1998 and, at the time of sale, had a net carrying value of approximately $7,744,000. Registrant's interest in the DC9-51 aircraft consisted of the right to receive deferred payments of $2,529,900 related to a September 1, 1996 installment sale. The sales were made to unaffiliated third party for gross sales proceeds, exclusive of closing costs of $18,000,000.

In September 1996 and July 1998, Registrant received proposed notices of assessment from the State of Hawaii with respect to general excise tax of approximately $1,923,000 (including interest and penalties) for the years 1991 through 1997. The state is alleging that Registrant owes GET with respect to rents received from Aloha and Hawaiian Airlines, Inc. ("Hawaiian") under the leases between Registrant and each of the airlines.

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

Registrant provided allowances for equipment impairment of $1,350,000 for the year ended December 31, 1998. No allowance was considered necessary for the years ended December 31, 1997 and 1996.

Year 2000 compliance

The Year 2000 compliance issue concerns the inability of computerized information systems and equipment to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in a system failure or miscalculations causing disruptions of operations. Registrant and NorthStar Presidio recognize the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

NorthStar Presidio is in the process of assessing its internal computer information systems and is taking the steps necessary to remedy these systems so that they will be Year 2000 compliant. In connection therewith, NorthStar Presidio has installed a new fully compliant accounting and reporting system. NorthStar Presidio is also reviewing its other internal systems and programs, along with those of its unaffiliated third party service providers, in order to ensure compliance.

Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, NorthStar Presidio does not believe that these costs will have a material adverse effect on Registrant's business, financial condition or results. While Registrant's present intention is to wind up its business prior to the end of 1999, it is possible that there could be adverse consequences to Registrant as a result of Year 2000 issues that are outside Registrant's control. NorthStar Presidio is in the preliminary stages of evaluating these issues and will be developing contingency plans.

Results of Operations - 1998 as Compared to 1997

Net income increased for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily due to the gain on disposition of aircraft which aggregated approximately $11,126,000 as compared to approximately $632,000 for the year ended December 31, 1997.

Registrant's revenues decreased by approximately 45% for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The decrease was principally due to the following:

i) rental revenues decreased due to the reduced rentals from a Boeing 737-200 Advanced aircraft leased to Aloha, lower rentals from certain aircraft leased to Continental (as of December 1, 1997), the expiration of the lease with Southwest as well as due to the sale of certain aircraft in 1998;

ii) interest income increased by approximately 83% for 1998 as compared to 1997 primarily due to higher case balances available for investment; and

iii) in 1998, Registrant recognized interest on the installment sale of an aircraft leased to Hawaiian of approximately $141,000 as compared to approximately $284,000 in 1997.

Costs and expenses decreased overall by approximately 40% for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The decrease was primarily due to the following:

i) a decrease in depreciation of approximately 66% for 1998 as compared to 1997 due to certain aircraft having previously reached their salvage value as well due to the sale of certain aircraft in 1998;

ii) a decrease in general and administrative expenses of approximately 29% primarily due to lower legal costs;

iii) a reduction in management fees of approximately 32% principally due to lower rental income in 1998 on which such fees are based, offset by:

iv) an increase in operating expenses due to maintenance costs associated with a Boeing 737 aircraft to comply with certain airworthiness directives, insurance, remarketing fees, and storage costs for a Boeing 737 aircraft which went off lease in January 1998 and was sold on March 31, 1998 and three McDonnell Douglas DC-9 aircraft which went off lease in September 1998 and December 1998.

Allowance for equipment impairment increased due to the current year impairment recorded by Registrant totaling $1,350,000. This impairment recorded in the 1998 period was comprised of $600,000 and $750,000 with respect to two McDonnell Douglas DC9-32 aircraft which were previously leased to Continental. Such impairments were calculated based on current market conditions.

Registrant recognized approximately $11,126,000 of gain from the sale of certain aircraft for the year ended December 31, 1998 as compared to a gain of approximately $632,000 from the sale of aircraft for the year ended December 31, 1997.

Registrant's net income for the year ended December 31, 1998 was approximately $11,331,000 as compared to net income of approximately $1,706,000 for the year ended December 31, 1997. The change in net income for 1998 compared to 1997 was principally due to the following:

i) the gain on sale of aircraft of approximately $11,126,000 in 1998 compared with a gain from sale of aircraft of approximately $632,000 in 1997;

ii) the reduction in costs and expenses which were approximately $4,316,000 in 1998 compared to approximately $7,158,000 in 1997; and

iii) the reduction in revenues which were approximately $4,521,000 in 1998 compared to revenues of approximately $8,232,000 in 1997.


Results of Operations - 1997 as Compared to 1996

Registrant's rental revenues decreased by approximately 20% for the year ended December 31, 1997 as compared to the year ended December 31, 1996. The decrease was principally due to the following:

i) a 100% reduction in rental revenues on a McDonnell Douglas DC-9-51 aircraft (the "Hawaiian Aircraft") leased to Hawaiian. The Aircraft was sold on an installment basis on September 1, 1996. The reduction in rental revenues recognized represented approximately 24% of Registrant's 1997 rental revenue reduction as compared to the corresponding rental revenues recognized during 1996;

ii) a 100% reduction in rental revenue on a Boeing 737-200 advance aircraft sold to Southwest on April 15, 1996. The reduction in rental revenues represented approximately 7% of Registrant's 1997 rental revenue reduction as compared to the corresponding rental revenues recognized during 1996; and

iii) a 57% reduction in rental revenue on two Boeing 737-200 Advanced Aircraft leased to Aloha. One of the Aloha Aircraft was originally scheduled to come off lease on February 1, 1996 and was renewed on a utilization basis at $300 per flight hour until the aircraft was returned on October 15, 1996, and was sold on May 22, 1997. The other Aloha aircraft lease was originally scheduled to expire on August 15, 1996, and was renewed at 50% of its prior lease rate through November 15, 1997. The reduction in rental revenues recognized under these leases represented approximately 53% of Registrant's 1997 rental revenue reduction as compared to the corresponding rental revenues recognized during 1996.

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

Depreciation expense decreased by approximately 28% for 1997, as compared to 1996, primarily due to the Hawaiian Aircraft and the Southwest aircraft being sold during 1996 and reduction on an aircraft leased to Ladeco S.A. which reached its salvage value during or prior to 1996.

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

Registrant's net income for 1997 was $1,706,235 as compared to net income of $5,988,174 recognized in 1996. The principal reasons for the changes in Registrant's 1997 net income compared to 1996 are:

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




Item 7a.      Quantitative and Qualitative Disclosure  About Market Risk

Not applicable

Item 8.       Financial Statements and Supplementary Data

                          AIRCRAFT INCOME PARTNERS L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                      INDEX

                                                                     Page
                                                                    Number
                                                                    ------

Independent Auditor's Report                                          F-1

Financial statements - years ended
  December 31, 1998, 1997 and 1996

      Balance sheets                                                  F-2
      Statements of income                                            F-3
      Statement of partners' equity                                   F-4
      Statements of cash flows                                        F-5
      Notes to financial statements                          F-6    through F-18

Schedule:

    II -- Valuation and Qualifying Accounts                  F-19   through F-21

All other schedules have been omitted because they are inapplicable or the information is included in the financial statements or notes thereto.

To the Partners of
Aircraft Income Partners L.P.
Greenwich, Connecticut

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Aircraft Income Partners L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a) 2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aircraft Income Partners L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Hays & Company
    ------------------
    Hays & Company
    February 19, 1999
    New York, New York

                              AIRCRAFT INCOME PARTNERS L.P.

                                     BALANCE SHEETS

                                                                     December 31,
                                                            ---------------------------
                                                               1998             1997
                                                            -----------     -----------
ASSETS

     Equipment held for sale - net                          $ 5,058,237     $      --
     Leased aircraft - net                                         --        20,012,212
     Cash and cash equivalents                                4,199,804       6,432,713
     Accounts receivable                                        471,250         505,730
     Other receivables                                           38,886          89,891
     Deferred costs                                              19,700          95,505
     Note receivable - installment sale                            --         2,911,906
     Restricted cash - security deposits                           --           506,120
     Prepaid expenses                                              --            13,170
                                                            -----------     -----------

                                                            $ 9,787,877     $30,567,247
                                                            ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses                  $   540,437     $   168,561
     Maintenance reserves                                          --         2,129,110
     Security deposits payable                                     --           506,120
     Deferred income                                               --           133,217
     Deferred costs payable                                        --            50,000
                                                            -----------     -----------

            Total liabilities                                   540,437       2,987,008
                                                            -----------     -----------

Commitments and contingencies (Notes 3, 4, 8 and 9)

Partners' equity
     Limited partners' equity (385,805 units issued
        and outstanding)                                      8,313,741      24,813,260
     General partner's equity                                   933,699       2,766,979
                                                            -----------     -----------

            Total partners' equity                            9,247,440      27,580,239
                                                            -----------     -----------

                                                            $ 9,787,877     $30,567,247
                                                            ===========     ===========

                       See notes to financial statements.

                               AIRCRAFT INCOME PARTNERS L.P.

                                   STATEMENTS OF INCOME

                                                        Year ended December 31,
                                               -------------------------------------------
                                                  1998            1997            1996
                                               -----------     -----------     -----------
Revenues
     Rental                                    $ 3,692,729     $ 7,572,100     $ 9,734,331
     Interest                                      687,646         375,609         476,659
     Interest - installment note                   141,009         284,242         106,015
                                               -----------     -----------     -----------

                                                 4,521,384       8,231,951      10,317,005
                                               -----------     -----------     -----------

Costs and expenses
     Depreciation                                2,102,680       6,227,309       8,608,539
     Provision for equipment impairment          1,350,000            --              --
     General and administrative                    319,760         452,956         336,248
     Operating                                     319,480         135,658          84,522
     Management fee                                180,200         265,161         422,000
     Other                                          44,377          76,999          32,767
     Provision for bad debts                          --              --            66,133
     Interest                                         --              --             1,570
                                               -----------     -----------     -----------

                                                 4,316,497       7,158,083       9,551,779
                                               -----------     -----------     -----------

                                                   204,887       1,073,868         765,226

Gain on disposition of aircraft - net           11,126,432         632,367       5,222,948
                                               -----------     -----------     -----------

Net income                                     $11,331,319     $ 1,706,235     $ 5,988,174
                                               ===========     ===========     ===========

Net income attributable to
     Limited partners                          $10,198,187     $ 1,535,611     $ 5,389,357
     General partner                             1,133,132         170,624         598,817
                                               -----------     -----------     -----------

                                               $11,331,319     $ 1,706,235     $ 5,988,174
                                               ===========     ===========     ===========

Net income per unit of limited partnership
     interest (385,805 units outstanding)      $     26.43     $      3.98     $     13.97
                                               ===========     ===========     ===========

                       See notes to financial statements.

                                   AIRCRAFT INCOME PARTNERS L.P.

                                   STATEMENT OF PARTNERS' EQUITY

                            YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                                    Limited            General           Total
                                                    Partners'         Partner's         Partners'
                                                     Equity             Equity           Equity
                                                  ------------      ------------      ------------
Balance, January 1, 1996                          $ 41,422,398      $  4,612,439      $ 46,034,837

Net income - 1996                                    5,389,357           598,817         5,988,174

Distributions to partners ($40.50 per limited
     partnership unit)                             (15,625,103)       (1,736,123)      (17,361,226)
                                                  ------------      ------------      ------------

Balance, December 31, 1996                          31,186,652         3,475,133        34,661,785

Net income - 1997                                    1,535,611           170,624         1,706,235

Distributions to partners ($20.50 per limited
     partnership unit)                              (7,909,003)         (878,778)       (8,787,781)
                                                  ------------      ------------      ------------

Balance, December 31, 1997                          24,813,260         2,766,979        27,580,239

Net income - 1998                                   10,198,187         1,133,132        11,331,319

Distributions to partners ($69.20 per limited
     partnership unit)                             (26,697,706)       (2,966,412)      (29,664,118)
                                                  ------------      ------------      ------------

Balance, December 31, 1998                        $  8,313,741      $    933,699      $  9,247,440
                                                  ============      ============      ============

                       See notes to financial statements.

                                          AIRCRAFT INCOME PARTNERS L.P.

                                            STATEMENTS OF CASH FLOWS

                                                                            Year ended December 31,
                                                               ------------------------------------------------
                                                                    1998              1997              1996
                                                               ------------      ------------      ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
    Net income                                                 $ 11,331,319      $  1,706,235      $  5,988,174
    Adjustments to reconcile net income to net
       cash provided by operating activities
          Depreciation                                            2,102,680         6,227,309         8,608,539
          Provision for equipment impairment                      1,350,000               --                --
          Provision for bad debts                                        --               --             66,133
          Gain on disposition of aircraft - net                 (11,126,432)         (632,367)       (5,222,948)
    Changes in assets and liabilities
       Accounts receivable                                           34,480           263,817           552,346
       Deferred costs                                                75,805           128,361           128,360
       Other receivables                                             51,005           434,024          (406,963)
       Prepaid expenses                                              13,170            82,191            (4,733)
       Deferred rents and modification advances receivable             --             254,432           387,313
       Accounts payable and accrued expenses                        371,876            64,796            21,665
       Deferred income                                             (133,217)            1,667           (47,666)
       Maintenance reserves                                      (2,129,110)          (38,219)          362,698
       Deferred costs payable                                       (50,000)             --                --
       Management fee payable                                          --             (94,000)          (43,000)
                                                               ------------      ------------      ------------

             Net cash provided by operating activities            1,891,576         8,398,246        10,389,918
                                                               ------------      ------------      ------------
Cash flows from investing activities
    Proceeds from sale of aircraft - net                         25,157,627         1,922,265         6,784,400
    Proceeds from installment sale note receivable                  382,006           975,759           163,985
    Additions and modifications to leased aircraft - net               --               1,984           (73,914)
                                                               ------------      ------------      ------------

             Net cash provided by investing activities           25,539,633         2,900,008         6,874,471
                                                               ------------      ------------      ------------

                                          AIRCRAFT INCOME PARTNERS L.P.

                                            STATEMENTS OF CASH FLOWS

                                                                            Year ended December 31,
                                                               ------------------------------------------------
                                                                    1998              1997              1996
                                                               ------------      ------------      ------------
Cash flows from financing activities
    Distributions to partners                                   (29,664,118)      (11,145,478)      (18,432,907)
                                                               ------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents             (2,232,909)          152,776        (1,168,518)

Cash and cash equivalents, beginning of year                      6,432,713         6,279,937         7,448,455
                                                               ------------      ------------      ------------

Cash and cash equivalents, end of year                         $  4,199,804      $  6,432,713      $  6,279,937
                                                               ============      ============      ============

Supplemental disclosure of cash flow information
    Interest paid                                              $       --        $       --        $      1,570
                                                               ============      ============      ============

                       See notes to financial statements.

                            AIRCRAFT INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

         The Partnership is attempting to sell the 3 remaining aircraft as promptly as possible with a view towards liquidating the Partnership's entire portfolio and winding up the business of the Partnership prior to the end of 1999.

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

         Leased aircraft and equipment held for sale

         The cost of leased aircraft and equipment held for sale represents the initial cost of the aircraft to the Partnership plus miscellaneous acquisition and closing costs and are carried at the lower of depreciated cost or net realizable value.

         Depreciation is computed using the straight-line method, over the estimated useful lives of such aircraft (15 years for McDonnell Douglas DC9-32 aircraft, 12 to 12.5 years for Boeing 737-200 Advanced aircraft, Boeing 727-200 Advanced aircraft and McDonnell Douglas DC9-51 aircraft). The Partnership capitalizes major additions to its aircraft and depreciates such capital improvements over the remaining estimated useful life of the aircraft. No depreciation is taken on equipment held for sale.

         When aircraft are sold or otherwise disposed of, the cost and accumulated depreciation (and any related allowance for equipment impairment) are removed from the accounts and any gain or loss on such sale or disposal is reflected in operations. Normal maintenance and repairs are charged to operations as incurred. The Partnership provides allowances for equipment impairment based upon a periodic review of all aircraft in its portfolio, when management believes that, based upon market analysis, appraisal reports and leases currently in place with respect to specific aircraft, the investment in such aircraft may not be recoverable.

                            AIRCRAFT INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

         Cash and cash equivalents

         For the purpose of the statements of cash flows, the Partnership considers all short-term investments, which have an original maturity of three months or less, to be cash equivalents.

         Substantially all of the Partnership's cash and cash equivalents are held at one financial institution.

         Fair value of financial instruments

         The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

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

         Net income and distributions per unit of limited partnership interest

         Net income and distributions per unit of limited partnership interest are computed based upon the number of outstanding units (385,805) during the year.

         Income taxes

         No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

                           AIRCRAFT INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Income taxes (continued)

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

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of all of the shares of IAFM. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio, the corporate parent of IAFM. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of IAFM. Effective July 31, 1998, Presidio is indirectly owned by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation. Presidio was also a party to an Administrative Services Agreement with Wexford Management LLC
         ("Wexford") pursuant to which Wexford was responsible for the day-to-day management of Presidio and, among other things, had authority to designate directors of IAFM.

                           AIRCRAFT INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates including IAFM and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. Reimbursable expenses to NorthStar Presidio and Wexford under the terms of the Administrative Services Agreement amounted to $20,250 and $29,898 for the years ended December 31, 1998 and 1997, respectively.

         Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of IAFM tendered their resignation. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of IAFM.

         IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. For the years ended December 31, 1998, 1997 and 1996, IAFM received or was entitled to distributions approximating $2,966,000, $879,000 and $1,736,000, respectively.

         As compensation for its services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2%
         of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM earned management fees of $180,200, $265,161 and $422,000, for the years ended December 31, 1998,
         1997 and 1996, respectively.

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

                           AIRCRAFT INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


4         LEASED AIRCRAFT AND EQUIPMENT HELD FOR SALE

         Leased aircraft and related equipment is summarized as follows:

                                                                                                      December 31,
                                                                                          -----------------------------------
                                                                                               1998                 1997
                                                                                          ---------------     ---------------

         Four  Boeing 737-200 Advanced aircraft (net of accumulated depreciation of  $27,738,015  and an allowance  for  equipment  impairment  of
               $13,068,000 at December 31, 1997)                                           $         -         $     6,530,485



         Four  Boeing 727-200 Advanced aircraft (net of accumulated depreciation
               of   $31,325,119   an  allowance  for  equipment   impairment  of
               $9,414,000 at December 31, 1997)                                                      -               6,069,871



         Three McDonnell   Douglas   DC9-32   aircraft   (net   of   accumulated
               depreciation  of  $12,440,706  and  an  allowance  for  equipment
               impairment of $1,618,000 at December 31, 1997) (1)                                   -                7,411,856
                                                                                           ---------------     ---------------

                                                                                           $        -          $    20,012,212
                                                                                           ===============      ===============

                  (1) Such aircraft have been  reclassified  as held for sale at
                      December 31, 1998.

         Equipment held for sale

         Equipment held for sale consists of the Partnership's three McDonnell Douglas DC9-32 aircraft with an aggregate net carrying value of $5,058,237 (net of accumulated depreciation of $13,444,325 and an allowance for equipment impairment of $2,968,000) at December 31, 1998.

         The amounts in the above table do not reflect potential rent credits, as provided for under certain leases, to fund the Partnership's obligations under such leases.

         Maintenance and repairs expense for the years ended December 31, 1998, 1997 and 1996 was $256,000, $1,963 and $1,963, respectively.

                           AIRCRAFT INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


5         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                     December 31,
                                         -----------------------------------
                                               1998                1997
                                         ---------------     ---------------
              Management services        $       320,000     $         -
              Professional fees                   72,274              62,933
              Investor relations                  67,355              84,600
              Operating expenses                  54,308              14,778
              Other                               26,500               6,250
                                         ---------------     ---------------

                                         $       540,437     $       168,561
                                         ===============     ===============

6         PARTNERS' EQUITY

         The General Partner holds a 10% equity interest in the Partnership. At the inception of the Partnership, the General Partner's equity account was credited with only the actual capital contributed in cash, $9,950. The Partnership's management determined that this accounting did not appropriately reflect the limited partners' and the General Partner's relative participations in the Partnership's net assets, since it did not reflect the General Partner's 10% equity interest in the
         Partnership. During 1997, the Partnership restated its financial statements to reallocate $19,290,250 (10% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partner's equity account. This reallocation was made retroactively as of the inception of the Partnership. The reallocation had no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

7 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

         The principal differences between the financial statements and the tax basis of accounting are accelerated depreciation, the tax treatment of an aircraft purchased subject to a tax benefit transfer lease, and bad debts provided for financial statement purposes in previous periods offset by provisions for equipment impairment. A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                           AIRCRAFT INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


7 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

                                                                     Year ended December 31,
                                                       ------------------------------------------------
                                                            1998               1997             1996
                                                       ------------      ------------      ------------
Net income per financial statements                    $ 11,331,319      $  1,706,235      $  5,988,174

Difference  between  financial  statements and tax
  basis depreciation                                       (983,590)          241,038           869,343

Difference  between  financial  statements and tax
  basis in aircraft sold or disposed of                   4,965,770              --           4,266,647

Difference  between  financial  statements and tax
  basis in reserves                                      (1,574,249)          (53,457)          362,698

Provision  for equipment  impairment  provided for
  financial statement purposes                            1,350,000              --                --

Difference  between  financial basis and tax basis
  liabilities                                              (600,000)             --                --

Difference between tax basis and financial
  statement treatment of aircraft subject to
  Temporary  Regulation  Section5c.168(f)(8)-
  2(a)(5)  of  the  Internal  Revenue Code                      --         (6,183,974)       (1,189,364)

Financial statement  recognition of advance rental
  payments  recognized  in prior  periods  for tax
  purposes                                                 (133,218)            1,668           (47,666)
                                                       ------------      ------------      ------------

Net income (loss) per tax basis                        $ 14,356,032      $ (4,288,490)     $ 10,249,832
                                                       ============      ============      ============

                            AIRCRAFT INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


7 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)


         The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                                                 December 31,
                                                     -----------------------------------
                                                           1998                1997
                                                     ---------------     ---------------
              Net assets per financial statements    $     9,247,440     $    27,580,239

              Net carrying value of aircraft              (5,058,237)        (10,390,421)

              Syndication costs                           22,665,750          22,665,750

              Receipt of:

                   - advanced rental payment                   -                 133,218
                   - maintenance reserves                      4,861           2,129,110
              Other                                            -                  50,000
                                                     ---------------     ---------------

              Net assets per tax basis               $    26,859,814     $    42,167,896
                                                     ===============     ===============

                                      F-13

                          AIRCRAFT INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


8         MAJOR LESSEES

         Revenues from aircraft leased by individual lessees, which generated 10% or more of rental revenues, are as follows:

                                                                   Year ended December 31,
                                                 --------------------------------------------------------
                                                        1998                1997                1996
                                                 ----------------    ----------------    ----------------
           Continental Airlines, Inc.            $      1,477,000    $      2,286,000     $     2,322,000
           % of revenues                                40%                 30%                   24%

           American Trans Air, Inc.              $      1,000,900    $      1,781,168     $     1,781,168
           % of revenues                                27%                 24%                   18%

           Ladeco S.A.                           $      665,000      $      1,140,000     $     1,140,000
           % of revenues                                18%                 15%                   12%

           Air Micronesia, Inc.                  $      513,533      $      895,056       $        -
           % of revenues                                14%                 12%                    -%

           Aloha Airlines, Inc.                  $       -           $      869,872       $     2,023,650
           % of revenues                                 -%                 11%                 21%

           Southwest Airlines, Co.               $       -           $       -            $     1,087,667
           % of revenues                                 -%                  -%                 11%

9         COMMITMENTS AND CONTINGENCIES

         a       Hawaiian Airlines, Inc.

         On September 1, 1996, the Partnership and Hawaiian Airlines, Inc. ("Hawaiian") amended the lease agreement of the McDonnell Douglas Model DC9-51 aircraft (the "Hawaiian Aircraft"). Under the terms of the agreement, Hawaiian paid the Partnership a down payment of $450,000 and the balance was to be paid in monthly installments (39 payments of $72,000 and then 36 payments of $50,000) until November 30, 2002, at which time Hawaiian had a bargain purchase option on the aircraft. The Partnership treated this transaction as an installment sale and classified the net present value of the anticipated future cash flows of approximately $4,052,000 on the balance sheet as note receivable-installment sale. On September 1, 1996 the Partnership removed the associated cost of the equipment and the net carrying value from the books of the Partnership, and recognized a gain on the sale of approximately $1,655,000.

         As discussed in Note 10, the Partnership sold its rights under the amended lease agreement to an unaffiliated third party during the third quarter of 1998.

                            AIRCRAFT INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


9        COMMITMENTS AND CONTINGENCIES (continued)

         b       Continental Airlines, Inc.

         In November 1991, in connection with its reorganization under the United States Bankruptcy Code, Continental Airlines, Inc. ("Continental") rejected the leases of the three Boeing 727-100 aircraft owned by the Partnership, which had been out of service since 1991. Due to the condition and the related market for such aircraft, the Partnership provided aggregate allowances for equipment impairment of approximately $6,483,000. During 1993, the Partnership sold all three Boeing 727-100 aircraft. The Partnership retains its rights pursuant to a proof of claim and an administrative claim filed in the Continental Bankruptcy case with respect to such aircraft. The Partnership has recorded $445,000 as accounts receivable with respect to such aircraft. The amount of recovery under such claims, if any, is impossible to predict at this time.

         During 1997, the leases of three McDonnell Douglas Model DC9-32 aircraft owned by the Partnership were extended to September 1998 (2 aircraft) and December 1998 (1 aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998. The Partnership is actively attempting to sell such aircraft.

         c       Continental Air Micronesia

         On January 20, 1993, the Partnership leased a Boeing 727-200 Advanced aircraft to Continental for a term of approximately 71 months to be used by Continental Air Micronesia (the "Air Mike Lease"). The Air Mike Lease provided for a monthly base rent of $76,750, subject to adjustments for rental credits relating to initial modifications. Further, the Partnership agreed to provide up to $813,500 of financing for certain new image modifications through credits ("Lessor Financing") against base rental payments due from Continental. Continental was repaying the Lessor Financing credits through monthly installments which were amortized at the rate of 9.31% per annum over the then remaining lease term.

         As discussed in Note 10, the Partnership sold this aircraft to an unaffiliated third party during the third quarter of 1998.

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

         As discussed in Note 10, the Partnership sold these aircraft to an unaffiliated third party during the third quarter of 1998.

                          AIRCRAFT INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


9        COMMITMENTS AND CONTINGENCIES (continued)

         e       American Trans Air, Inc.

         In May 1996, American Trans Air, Inc. ("ATA"), the lessee of a Boeing 727-200 Advanced aircraft (in which the Partnership owned an undivided 47.92231% joint venture interest) (the "JV Aircraft") exercised its renewal option. The lease, originally scheduled to expire in November 1996, was renewed for an additional two years at the same lease rate.

         In addition, ATA had leased two other Boeing 727-200 Advanced aircraft (the "ATA Aircraft"), pursuant to two separate leases that commenced in November and December 1994, respectively. Each of the leases had an initial term of approximately 39 months and provided for monthly rentals of $59,000. During early 1995, the Partnership contributed $75,000 per aircraft towards bridging "C" check inspections.

         In March 1998, the Partnership and ATA agreed to amend all three of the leases extending the term at the same lease rentals through December 31, 2000, at which time ATA would have a purchase obligation of approximately $3.3 million per aircraft. During the term of the amended lease, ATA could, at its expense, retrofit the aircraft to comply with the Stage III noise emission standards pursuant to FAR Part 36.

         As discussed in Note 10, the Partnership sold these aircraft (including its undivided joint venture interest) to an affiliated third party during the third quarter of 1998.

         f       Aloha Airlines, Inc.

         Aloha Airlines, Inc. ("Aloha"), leased a Boeing 737-297 Advanced aircraft from the Partnership, the lease of which was scheduled to expire in accordance with its lease terms on August 15, 1996. Aloha agreed to a fifteen month lease extension at 50% of the prior lease rate and the aircraft was scheduled to be returned following the expiration of the term and the completion of certain repairs and maintenance to bring the aircraft in compliance with the lease return provisions. On November 15, 1997, the lease was scheduled to expire in accordance with the terms of the lease. Aloha had indicated that certain modifications to the aircraft as required by the Airworthiness Directives issued by the FAA were not applicable under the return conditions of the lease.

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

                            AIRCRAFT INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


9        COMMITMENTS AND CONTINGENCIES (continued)

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

10        AIRCRAFT SALES

         Year ended December 31, 1996

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

                          AIRCRAFT INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

10       AIRCRAFT SALES (continued)

         Year ended December 31, 1997

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

         Year ended December 31, 1998

         On March 31, 1998, a Boeing 737-2H4 aircraft owned by the Partnership was sold to an unaffiliated third party for $3,500,000 exclusive of selling expenses of approximately $106,000. The aircraft, which was formerly leased to Southwest, had been off-lease since January 1998. At the time of sale, the aircraft had a net carrying value of approximately $1,141,000.

         On May 19, 1998, a Boeing 737-297 Advanced aircraft owned by the Partnership was sold to an unaffiliated third party for proceeds of $4,100,000, exclusive of selling expenses of approximately $124,000. The aircraft, which was formerly leased to Aloha had a net carrying value of approximately $2,617,000 at the time of sale.

         Between August 17, 1998 and September 23, 1998, the Partnership sold its interest in two Boeing 737-200 aircraft, four Boeing 727-200 aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft) and one McDonnell Douglas DC9-51 aircraft. Aside from the DC9-51 aircraft, the six aircraft had an original cost of approximately $71,235,500, represented 45.03% of the net carrying value of Partnership's aircraft as of the end of June 30, 1998 and, at the time of sale, had a net carrying value of approximately $7,744,000. The Partnership's interest in the DC9-51 aircraft consisted of the right to receive deferred payments of $2,529,900 related to a September 1, 1996 installment sale. The sales were made to an unaffiliated third party for gross sales proceeds, exclusive of closing costs, of $18,000,000.

                                                    AIRCRAFT INCOME PARTNERS L.P.
                                                                                                                         Schedule II
                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                        Additions
                                                               -----------------------------
                                            Balance at         Charged to           Charged                              Balance at
                                           Beginning of        Costs and            to Other        Additions              End of
               Description                   Period             Expenses            Accounts      (Deductions)             Period
               -----------                   ------             --------            --------      ------------             ------
 YEAR ENDED DECEMBER 31, 1998

 Leased aircraft - valuation
      allowance for equipment
      impairment

      Four Boeing 737-200 Advanced
         aircraft                          $ 13,068,000         $        -          $      -    $ (13,068,000) (A)       $     -

      Four Boeing 727-200 Advanced
         aircraft                             9,414,000                  -                 -       (9,414,000) (A)             -

      Three McDonnell Douglas DC9-32
         aircraft                             1,618,000                  -                 -       (1,618,000) (C)             -
                                           ------------         -----------         --------      ------------           ----------

                                           $ 24,100,000         $        -          $      -     $(24,100,000)           $     -
                                           ------------         ----------          --------     ------------             ---------

 Equipment held for sale - valuation
      allowance for equipment
      impairment

      Three McDonnell Douglas
         DC9-32 aircraft                   $          -         $ 1,350,000 (B)     $      -      $  1,618,000 (C)       $2,968,000
                                           ------------         -----------         --------      ------------           ----------




                                           $ 24,100,000        $  1,350,000         $      -     $ (22,482,000)          $2,968,000
                                           ============        ============         =========    =============           ==========

(A) Represents valuation allowance for equipment impairment relating to certain equipment sold during 1998.

(B) Represents valuation allowance for equipment impairment relating to certain equipment held for sale at December 31, 1998.

(C) Represents valuation allowance for equipment that was transferred to Equipment Held for Sale during 1998.

                                                    AIRCRAFT INCOME PARTNERS L.P.
                                                                                                                         Schedule II
                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)

                                                                     Additions
                                                               ---------------------------
                                              Balance at       Charged to         Charged                                Balance at
                                             Beginning of      Costs and          to Other          Additions              End of
               Description                      Period          Expenses          Accounts        (Deductions)             Period
               -----------                      ------          --------          --------        ------------             ------
 YEAR ENDED DECEMBER 31, 1997

 Leased aircraft - valuation
      allowance for equipment
      impairment

Four Boeing 737-200 Advanced
   aircraft                                   $16,468,000       $      --         $      --        $ (3,400,000) (A)     $13,068,000

Four Boeing 727-200 Advanced
   aircraft                                     9,414,000              --                --                  --            9,414,000

Three McDonnell Douglas DC9-32
   aircraft                                     1,618,000              --                --                  --            1,618,000
                                              -----------       ---------         ---------        ------------          -----------

                                              $27,500,000       $      --         $      --        $ (3,400,000)         $24,100,000
                                              ===========       =========         =========        ============          ===========

 (A) Represents valuation allowance for equipment impairment relating to certain equipment sold during 1997.

                                                    AIRCRAFT INCOME PARTNERS L.P.
                                                                                                                         Schedule II
                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)

                                                                      Additions
                                                             ---------------------------
                                             Balance at       Charged to         Charged                               Balance at
                                            Beginning of     Costs and         to Other            Additions             End of
              Description                      Period         Expenses          Accounts          (Deductions)           Period
              -----------                      ------         --------          --------          ------------           ------
 YEAR ENDED DECEMBER 31, 1996

Leased aircraft - valuation
      allowance for equipment
      impairment

Five Boeing 737-200 Advanced
   aircraft                                  $18,768,000     $      --        $          --        $ (2,300,000)(A)   $16,468,000

Four Boeing 727-200 Advanced
   aircraft                                    9,414,000            --                   --                  --         9,414,000

Three McDonnell Douglas DC9-32
   aircraft                                    1,618,000            --                   --                  --         1,618,000

One McDonnell Douglas DC9-51
   aircraft                                    2,425,000            --                   --         (2,425,000)(A)             --
                                             -----------     ---------        -------------        -----------        -----------

                                             $32,225,000     $      --        $          --        $(4,725,000)       $27,500,000
                                             ===========     =========        =============        ===========        ===========

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

         Name                Age       Position Held                                 Has served as a
                                                                                     Director and/or
                                                                                      Officer of the
                                                                                   General Partner since
--------------------------------------------------------------------------------------------------------
W. Edward Scheetz             34       Director                                        November 1997
David Hamamoto                39       Director                                        November 1997
Dallas E. Lucas               36       Director                                        August 1998
David King                    36       Executive Vice President and Assistant          November 1997
                                       Treasurer, Director
Lawrence R. Schachter         42       Senior Vice President and Chief                 January 1998
                                       Financial Officer
J. Peter Paganelli            40       Senior Vice President, Secretary and            March 1998
                                       Treasurer
Allan B. Rothschild           37       President and Director                          December 1997
Marc Gordon                   34       Vice President                                  November 1997
Charles Humber                25       Vice President                                  November 1997
Adam Anhang                   25       Vice President                                  November 1997
Gregory Peck                  24       Assistant Secretary                             November 1997

--------------

Each director and officer of the General Partner will hold office until the next annual meeting of stockholders of the General Partner and until his successor is elected and qualified.

There are no family relationships between or among any of the directors and/or executive officers of the General Partner.

W. Edward Scheetz co-founded NorthStar Capital Partners LLC with David Hamamoto in July 1997, From 1993 through 1997, Mr. Scheetz was a partner at Apollo Real Estate Advisors L.P. From 1989 to 1993, Mr.
Scheetz was a principal with Trammell Crow Ventures.

David Hamamoto co-founded NorthStar Capital Partners LLC with W. Edward Scheetz in July 1997. From 1988 to 1997, Mr Hamamoto was a partner and a co-head of the real estate principal investment area at Goldman, Sachs & Co.

Dallas E. Lucas joined Northstar Capital Partners LLC in August 1998. From 1994 until then he was the Chief Financial Officer of Crescent Real Estate Equities Company. Prior to that he was a financial consulting and audit manager in the real estate services group of Arthur Anderson LLP.

David King joined NorthStar Capital Partners LLC in November 1997. From 1990 to 1997, Mr. King was associated with Olympia & York Companies (USA) where he held the position of Senior Vice President of Finance. Prior to that Mr. King was employed with Bankers Trust in its real estate finance group.

Lawrence R. Schachter joined NorthStar Presidio in January 1998 From 1996 to 1998, Mr. Schachter was Controller at CB Commercial/Hampshire LLC. From 1995 to 1996, Mr. Schachter was Controller at Goodrich Associates. From 1992 to 1995, Mr. Schachter was Controller at Greenthal/Harlan Realty Services Co.

J. Peter Paganelli joined NorthStar Presido in March 1998. From 1997 to 1998, Mr. Paganelli was Director of Asset Management at Argent Ventures LLC, a private real estate company. From 1994 to 1997, Mr. Paganelli was a Vice President at Starwood Capital Group, LLC in its Asset Management Group. From 1986 to 1994, Mr. Paganelli was an Associate Director at Cushman & Wakefield, Inc. in its Financial Services and Asset Services Groups.

Allan B. Rothschild joined NorthStar Presidio in December 1997. From 1995 to 1997, Mr. Rothschild was Senior Vice President and General Counsel of Newkirk Limited Partnership. From 1987 to 1995, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

Marc Gordon joined NorthStar Capital Partners LLC in October 1997 From 1993 to 1997, Mr. Gordon was Vice President in the real estate investment banking group at Merrill Lynch. Prior to that, Mr. Gordon was associated with the law firm of Irell & Manella in its real estate and banking group.

Charles Humber joined NorthStar Capital Partners LLC in September 1997. From 1996 to 1997, Mr Humber was employed with Merrill Lynch in its real estate investment banking group. Prior to that, Mr. Humber was a student at Brown University.

Adam Anhang joined NorthStar Capital Partners LLC in August 1997. From 1996 to 1997, Mr. Anhang was employed by The Athena Group as part of its Russia and former Soviet Union development team. Prior to that, Mr. Anhang was a student at the Wharton School of the University of Pennsylvania.

Gregory Peck joined NorthStar Capital Partners LLC in July 1997. From 1996 to 1997, Mr. Peck was employed by Morgan Stanley as part of Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking Group. From 1994 to 1996, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking Group.

Messrs. Scheetz, Hamamoto, Lucas, King and Rothschild also serve as directors of the General Partners of the following limited partnerships whose limited partnership units are registered under Section 12 of the Exchange Act: National Lease Income Fund 6, L.P., Resources Pension Shares 5, L.P., Resources Accrued Mortgage Investors 2, L.P., Resources Accrued Mortgage Investors - Series 86, L.P., Integrated Resources High Equity Partners - Series 85, L.P., High Equity Partners, L.P. - Series 86, and High Equity Partners, L.P. - Series 88. Each of the foregoing general partners is affiliated with the General Partner.

Registrant believes, based on written representations received by it, that for 1998 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of Registrant's securities, Registrant's General Partner and the officers and directors of such General Partner, were complied with.


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


Item 12.      Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1999 no person owned of record or was known by Registrant to own beneficially more than 5% of the Units of Registrant.

As of March 1, 1999, neither the General Partner nor its officers and directors were known by Registrant to beneficially own Units or shares of Presidio, the parent of the General Partner.

To the knowledge of the Registrant, the following sets forth certain information regarding ownership of the Class A shares of Presidio as of March 11, 1998 (except as otherwise noted) by: (i) each person or entity who owns of record or beneficially five percent or more of the Class A shares, (ii) each director and executive officer of Presidio, and (iii) all directors and executive officers of Presidio as a group. To the knowledge of Presidio, each of such share-holders has sole voting and investment power as to the shares shown unless otherwise noted.

All outstanding shares of Presidio are owned by Presidio Capital Investment Company, LLC ("PCIC"), a Delaware limited liability company. The interests in PCIC (and beneficial ownership in Presidio) are held as follows:

                                             Percentage Ownership in PCIC
                                               and Percentage Beneficial
                                                    Ownership
    Name of Beneficial Owner                       in Presidio
    ------------------------                       -----------
    Five Percent Holders:
    NorthStar Presidio Capital Holding Corp.(1)       71.93%
    AG Presidio Investors, LLC (2)                    14.12%
    DK Presidio Investors, LLC (3)                     8.45%
    Stonehill Partners, L.P. (4)                       5.50%

    The holdings of the directors and executive officers of Presidio are as follows:

    Directors and Officers:
    -----------------------

    Adam Anhang (5)                                                      0%
    Marc Gordon (5)                                                      0%
    David Hamamoto (5)                                               71.93%
    Charles Humber (5)                                                   0%
    David King (5)                                                       0%
    Gregory Peck (5)                                                     0%
    Dallas Lucas (5)                                                     0%
    Allan Rothschild (5)                                                 0%
    J. Peter Paganelli (5)                                               0%
    Lawrence Schachter (5)                                               0%

    W. Edward Scheetz (5)                                            71.93%

    Directors and Officers as a group:                               71.93%
    ----------------------------------

-------------

(1) NorthStar Presidio Capital Holding Corp. ("NS Presidio") is a Delaware corporation whose address is c/o NorthStar Capital Investment Corp., 527 Madison Avenue, 16th Floor, New York, New York 10022. NS Presidio has three shareholders: (i) NorthStar Partnership, L.P., a Delaware limited partnership whose address is c/o NorthStar Capital Investment Corp., 527 Madison Avenue, 16th Floor, New York, New York 10022, holds 99% of the common stock (voting); (ii) David Hamamto holds 0.5% of the common stock (voting);and (iii) W. Edward Scheetz holds 0.5% of the common stock (voting).

(2) Each of Angelo, Gordon & Co., L.P., as sole manager of AG Presidio Investors, LLC and John M. Angelo and Michael L. Gordon, as general partners of the general partner of Angelo, Gordon & Co., L.P., may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by AG Presidio Investors, LLC. Each of John M. Angelo and Michael L. Gordon disclaims such beneficial ownership. The business address for such persons is c/o Angelo, Gordon & Co., L.P., 245 Park Avenue, 26th Floor, New York, New York 10167.

(3) M.H. Davidson & Company, as sole manager of DK Presidio Investors, LLC, may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by DK Presidio Investors, LLC. The business address for such persons is c/o M.H. Davidson & Company, 885 Third Avenue, New York, New York 10022.

(4)      Includes  shares  of PCIC  beneficially  owned  by  Stonehill  Offshore
         Partners Limited and Stonehill Institutional Partners, L.P. John A. Motulsky is a managing general partner of Stonehill Partners, L.P., a managing member of the investment advisor to Stonehill Offshore Partners Limited and a general partner of Stonehill Institutional Partners L.P. John A. Motulsky disclaims beneficial ownership of the shares held by these entities. The business address for such persons is c/o Stonehill Investment Corporation, 110 East 59th Street, New York, New York 10022.

(5) The business address for such persons is 527 Madison Avenue, 16th Floor, New York, New York 10022

Item 13.      Certain Relationships and Related Transactions


The General Partner received $2,966,412 from Registrant as its share of distributions for the year ended December 31, 1998. No director or officer of the General Partner received any direct remuneration from Registrant during the year ended December 31, 1998.

The General Partner also received a management fee of $180,200 for the performance of management services.

The General Partner's share of Registrant's taxable income for the year ended December 31, 1998 amounted to $1,435,604.

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

         None.
---------------
         1 Filed as an exhibit to Registrant's Registration Statement on Form S-1 (33-18891), and incorporated herein by reference.

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


         *        Filed herewith.

                                   EXHIBIT INDEX

                                                                           Page
Exhibits                                                                  Number
--------                                                                  ------


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

10 Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference


         * Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 1999.

AIRCRAFT INCOME PARTNERS L.P.

By:      INTEGRATED AIRCRAFT FUND MANAGEMENT CORP.
         General Partner
                                                                   Date

By:      /s/ Allan B. Rothschild                              March  29 , 1999
         ------------------------------
         Allan B. Rothschild
         President

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


       Signature                     Title                            Date
       ---------                     -----                            ----

/s/ Dallas Lucas                  Director                        March 29, 1999
-----------------
Dallas Lucas

/s/ Lawrence R. Schachter         Senior Vice President and       March 29, 1999
------------------------          Chief Financial Officer
Lawrence R. Schachter

/s/ Allan B. Rothschild           Director and President          March 29, 1999
-----------------------
Allan B. Rothschild

/s/ David King                    Director and Executive          March 29, 1999
--------------                    Vice President and
David King                        Assistant Treasurer