Form 10-Q
period 1999-03-31
AIRCRAFT INCOME PARTNERS L P
filed 1999-05-12
CIK 826156

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------

                         Commission file number 0-17785
                                                -------

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

                    Yes    X                      No



================================================================================

                         AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-Q - MARCH 31, 1999



                                      INDEX


PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

           BALANCE SHEETS - March 31, 1999 and December 31, 1998 ..........    1


           STATEMENTS OF OPERATIONS - For the three months ended
                 March 31, 1999 and 1998 ..................................    2


           STATEMENT OF PARTNERS' EQUITY - For the three months
                 ended March 31, 1999 .....................................    3


           STATEMENTS OF CASH FLOWS - For the three months ended
                 March 31, 1999 and 1998 ..................................    4


           NOTES TO FINANCIAL STATEMENTS ..................................  5-8

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ...................... 9-11

PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS ..........................................   12

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ...........................   12


SIGNATURES.................................................................   13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                          AIRCRAFT INCOME PARTNERS L.P.

                                 BALANCE SHEETS



                                                     March 31,      December 31,
                                                       1999             1998
                                                   -----------      ------------

 ASSETS

      Equipment held for sale, net                 $ 3,167,237      $ 5,058,237
      Cash and cash equivalents                      3,660,870        4,199,804
      Accounts receivable                              471,250          471,250
      Prepaid expenses                                  24,944                -
      Other receivables                                 22,433           38,886
      Deferred costs                                    19,700           19,700
                                                   -----------      -----------

                                                   $ 7,366,434      $ 9,787,877
                                                   ===========      ===========

 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Accounts payable and accrued expenses        $   210,277      $   540,437
                                                   -----------      -----------

 Commitments and contingencies

 Partners' equity
         Limited partners' equity (385,805
             units issued and outstanding)           6,431,586        8,313,741
         General partner's equity                      724,571          933,699
                                                   -----------      -----------

         Total partners' equity                      7,156,157        9,247,440
                                                   -----------      -----------

                                                   $ 7,366,434      $ 9,787,877
                                                   ===========      ===========


See notes to financial statements.                                             1

                          AIRCRAFT INCOME PARTNERS L.P.

                            STATEMENTS OF OPERATIONS


                                                   For the three months ended
                                                            March 31,
                                                 ------------------------------
                                                      1999              1998
                                                 --------------    -------------

 Revenues
      Other income                               $     66,012      $     11,789
      Interest                                         42,623            95,794
      Rental                                                -         1,470,088
      Interest - installment note                           -            62,754
                                                 -------------     ------------

                                                      108,635         1,640,425
                                                 -------------     ------------

 Costs and expenses
      Provision for equipment impairment            1,891,000                 -
      General and administrative                      147,198            74,736
      Operating                                       123,720           165,215
      Other expenses                                   38,000            32,090
      Depreciation                                          -           892,324
                                                 -------------     ------------

                                                    2,199,918         1,164,365
                                                 -------------     ------------

                                                   (2,091,283)          476,060

 Gain on sale of aircraft - net                             -         2,252,327
                                                 -------------     ------------

 Net (loss) income                               $ (2,091,283)     $  2,728,387
                                                 =============     ============

 Net (loss) income attributable
      Limited partners                           $ (1,882,155)     $  2,455,548
      General partners                               (209,128)          272,839
                                                 -------------     ------------

                                                 $ (2,091,283)     $  2,728,387
                                                 =============     ============

 Net (loss) income per unit of limited
      partnership interest (385,805 units
      outstanding)                               $      (4.88)     $       6.36
                                                 =============     ============




See notes to financial statements.                                             2

                          AIRCRAFT INCOME PARTNERS L.P.

                          STATEMENT OF PARTNERS' EQUITY



                                         Limited        General         Total
                                        Partners'      Partner's      Partners'
                                         Equity         Equity         Equity
                                      ------------   ------------   ------------

 Balance, January 1, 1999             $ 8,313,741     $ 933,699     $ 9,247,440

 Net loss for the three months
      ended March 31, 1999             (1,882,155)     (209,128)     (2,091,283)
                                      ------------    ----------    ------------

 Balance, March 31, 1999              $ 6,431,586     $ 724,571     $ 7,156,157
                                      ============    ==========    ===========








See notes to financial statements.                                             3

                          AIRCRAFT INCOME PARTNERS L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                       For the three months ended
                                                                                               March 31
                                                                                    --------------------------------
                                                                                         1999              1998
                                                                                    --------------    --------------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

 Cash flows from operating activities
      Net (loss) income                                                             $ (2,091,283)     $  2,728,387
      Adjustments to reconcile net (loss) income to net
         cash (used in) provided by operating activities
             Provision for equipment impairment                                        1,891,000                 -
             Depreciation                                                                      -           892,324
             Gain on disposition of aircraft, net                                              -        (2,252,327)
      Changes in assets and liabilities
         Accounts receivable                                                                   -            41,985
         Prepaid expenses                                                                (24,944)           (7,697)
         Other receivables                                                                16,453            43,085
         Deferred costs                                                                        -            32,090
         Accounts payable and accrued expenses                                          (330,160)          145,841
         Maintenance reserves                                                                  -          (477,745)
         Deferred income                                                                       -             4,341
                                                                                    ------------      ------------

                Net cash (used in) provided by operating activities                     (538,934)        1,150,284
                                                                                    ------------      ------------

 Cash flows from investing activities
      Proceeds from sale of aircraft, net                                                      -         3,393,727
      Proceeds from installment sale note receivable                                           -           153,246
                                                                                    ------------      ------------

                Net cash provided by investing activities                                     -          3,546,973
                                                                                    ------------      ------------

 Net (decrease) increase in cash and cash equivalents                                   (538,934)        4,697,257

 Cash and cash equivalents, beginning of period                                        4,199,804         6,432,713
                                                                                    ------------      ------------

 Cash and cash equivalents, end of period                                           $  3,660,870      $ 11,129,970
                                                                                    ============      ============





See notes to financial statements.                                             4

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS



1        INTERIM FINANCIAL INFORMATION

         The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Aircraft Income Partners L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leased aircraft and aircraft held for sale

         The cost of leased aircraft and aircraft held for sale represents the initial cost of the aircraft to the Partnership plus miscellaneous acquisition and closing costs and is carried at the lower of depreciated cost or net realizable value.

         Depreciation is computed using the straight-line method, over the estimated useful lives of such aircraft (15 years for McDonnell Douglas DC9-32 aircraft). The Partnership capitalizes major additions to its aircraft and depreciates such capital improvements over the remaining estimated useful life of the aircraft. No depreciation is taken on equipment held for sale.

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

         Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the three months ended March 31, 1999 and 1998, reimbursable expense paid to NorthStar Presidio amounted to $2,250, and $3,750.

         IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. No distribution was paid with respect to the three months ended March 31, 1999 and 1998.

         As compensation for the foregoing services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. No management fees were earned for the three months ended March 31, 1999 and 1998.

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

4        EQUIPMENT HELD FOR SALE

         Equipment held for sale consists of three McDonnell Douglas DC9-32 aircraft with an aggregate net carrying value of $3,167,237 (net of accumulated depreciation of $13,444,325 and an allowance for equipment impairment of $4,859,000) at March 31, 1999. Based upon current information with respect to potential sales of the aircraft and the condition in which the DC9-32 aircraft were returned by Continental Airlines, Inc., management believes that the equipment has been further impaired and has recorded an additional impairment of $1,891,000 for the three month period ended March 31, 1999. See note 6a, Commitments and Contingencies, Continental Airlines, Inc.

5        AIRCRAFT SALES

         (i) On March 31, 1998, a Boeing 737-2H4 aircraft owned by the Partnership was sold to an unaffiliated third party for proceeds of $3,500,000 exclusive of selling expenses of approximately $106,000. The aircraft, which was formerly leased to Southwest Airlines Co., had been off-lease since January 1998. At the time of sale, the aircraft had a net carrying value of approximately $1,141,000.

         (ii) On May 19, 1998, a Boeing 737-297 Advanced aircraft owned by the Partnership was sold to an unaffiliated third party for proceeds of $4,100,000, exclusive of selling expenses of approximately $124,000. The aircraft, which was formerly leased to Aloha had a net carrying value of approximately $2,617,000 at the time of sale.

         (iii) Between August 17, 1998 and September 23, 1998, the Partnership sold its interest in two Boeing 737-200 aircraft, four Boeing 727-200 aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft) and one McDonnell Douglas DC9-51 aircraft. Aside from the DC9-51 aircraft, the six aircraft had an original cost of approximately $71,235,500, represented 45.03% of the net carrying value of Partnership's aircraft as of the end of June 30, 1998 and, at the time of sale, had a net carrying value of approximately $7,744,000. The Partnership's interest in the DC9-51 aircraft consisted of the right to receive deferred payments of $2,529,900 related to a September 1, 1996 installment sale. The sales, inclusive of the DC9-51 aircraft, were made to an unaffiliated third party for gross sales proceeds, exclusive of closing costs, of $18,000,000.

6        COMMITMENTS AND CONTINGENCIES

         a.       Continental Airlines, Inc.

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

         The Partnership has an agreement in principle with Continental to settle the foregoing claims pursuant to which the Partnership would receive approximately $790,000 as well as approximately 8,240 shares of Continental's Class A stock and 22,975 shares of Continental's Class B stock. Subject to the resolution of third party claims against additional stock reserved under Continental's Plan of Reorganization, the Partnership may receive additional shares of Class A and Class B stock. The agreement in principle is subject to documentation, as well as approval of the Bankruptcy Court. Accordingly, there can be no assurance that the settlement will be consummated on the foregoing terms.

         During 1997, the lease of three McDonnell Douglas Model DC9-32 aircraft owned by the Partnership were extended to September 1998 (2 aircraft) and December 1998 (one aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

         Upon return, the Partnership conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint in the United States District Court, Southern District of New York. The complaint seeks damages arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease.

         b.       Tax assessment

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

         The State of Hawaii has never previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the State of Hawaii is that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Partnership, have separately engaged tax counsel and both airlines are cooperating with the Partnership in vigorously contesting the proposed assessments. . Final notices of assessment have not yet been issued. Although there can be no assurance that the contest of the assessments will be successful, the Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any provision or liability as a result of the proposed notices of assessment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         As of March 31, 1999, the Partnership had cash available of approximately $3,500,000, inclusive of the original general working capital reserves of approximately $1,929,000.

         The Partnership's remaining aircraft portfolio consists of three McDonnell Douglas DC9-30 aircraft, all of which had been leased to Continental Airlines, Inc. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

         The Partnership is attempting to sell the three remaining aircraft as promptly as possible with a view towards liquidating the Partnership's entire portfolio and winding up the business of the Partnership prior to the end of 1999.

         The Partnership recorded a provision for equipment impairment of $1,891,000 during the three month period ended March 31, 1999 to recognize the loss in value related to certain of the Partnership's aircraft.

         It may be necessary for the Partnership to use a portion of its operating reserves, which would otherwise be available for distribution, to upgrade or enhance these aircraft if the Partnership determines that such expenditures are in its best interests in order to maximize re-marketing value of such aircraft.

         Of the 18 aircraft originally purchased by the Partnership, at March 31, 1999, the Partnership had an interest in 3 of the aircraft, which had an original cost of approximately $21,471,000 (net book value of approximately $3,167,237).

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

         The Partnership has an agreement in principle with Continental to settle the foregoing claims pursuant to which the Partnership would receive approximately $790,000 as well as approximately 8,240 shares of Continental's Class A stock and 22,975 shares of Continental's Class B stock. Subject to the resolution of third party claims against additional stock reserved under Continental's Plan of Reorganization, the Partnership may receive additional shares of Class A and Class B stock. The agreement in principle is subject to documentation, as well as approval of the Bankruptcy Court. Accordingly, there can be no assurance that the settlement will be consummated on the foregoing terms.

         During 1997, the leases of three McDonnell Douglas Model DC9-32 aircraft owned by the Partnership were extended to September 1998 (2 aircraft) and December 1998 (one aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

         Upon return, the Partnership conducted inspections of the aircraft to ascertain whether the return conditions of the leases were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint in the United States District Court, Southern District of New York. The complaint seeks damages arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease.

         In September 1996 and July 1998, the Partnership received proposed notices of assessment from the State of Hawaii with respect to general excise tax of approximately $1,923,000 (including interest and penalties) for the years 1991 through 1997. The state is alleging that the Partnership owes GET with respect to rents received from Aloha Airlines, Inc. ("Aloha") and Hawaiian Airlines, Inc. ("Hawaiian") under the leases between the Partnership and each of the airlines.

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

         Inflation has not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from this factor. The softness in the aircraft industry and resulting decline in the value of the aircraft owned by the Partnership have resulted in the Partnership providing allowances for equipment impairment.

         Year 2000 compliance

         The Year 2000 compliance issue concerns the inability of computerized information systems and equipment to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in a system failure or miscalculations causing disruptions of operations. The Partnership and NorthStar Presidio recognize the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

         NorthStar Presidio is in the process of assessing its internal computer information systems and is taking the steps necessary to remediate these systems so that they will be Year 2000 compliant. In connection therewith, NorthStar Presidio has installed a new fully compliant accounting and reporting system. NorthStar Presidio is also reviewing its other internal systems and programs, along with those of its unaffiliated third party service providers, in order to ensure compliance.

         Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, NorthStar Presidio does not believe that these costs will have a material adverse effect on the Partnership's business, financial condition or results. While the Partnership's present intention is to wind up its business prior to the end of 1999, it is possible that there could be adverse consequences to the Partnership as a result of Year 2000 issues that are outside the Partnership's control.

         Results of Operations

         Net income decreased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, principally due to a decrease in rental revenues and an increase in costs and expenses.

         Revenues decreased for the three months ended March 31, 1999 compared to the corresponding period of the prior year. Rental income decreased due to the fact that the three remaining aircraft are off-lease as well as due to the sale of certain aircraft in 1998.

         Expenses increased for the three months ended March 31, 1999, as compared to the corresponding period of the prior year as follows: (i) recording of a provision for equipment impairment in 1999, (ii) increase in general and administrative expenses, primarily due to legal costs related to the Continental Bankruptcy, offset by (iii) the elimination of depreciation expense and (iv) the decrease in operating expenses due primarily to lower costs related to the Partnership's off lease aircraft.

PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

               During 1997, the leases of three McDonnell Douglas Model DC9-32 aircraft owned by the Partnership were extended to September 1998 (2 aircraft) and December 1998 (one aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

               Upon return, the Partnership conducted inspections of the aircraft to ascertain whether the return conditions of the leases were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint in the United States District Court, Southern District of New York. The complaint seeks damages arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease.

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


                                 AIRCRAFT INCOME PARTNERS L.P.
                           BY: Integrated Aircraft Fund Management Corp., General Partner




                           /s/   Allan B. Rothschild
                                 -----------------------------------------
                                 Allan B. Rothschild
                                 President




                           /s/   Lawrence R. Schachter
                                 -----------------------------------------
                                 Lawrence R. Schachter
                                 Senior Vice President and Chief Financial
                                 Officer





Date: May 12, 1999