Form 10-Q
period 1999-06-30
AIRCRAFT INCOME PARTNERS L P
filed 1999-08-12
CIK 826156

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

                  For the quarterly period ended June 30, 1999

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

              Yes    X                                No
                   -----


================================================================================

                         AIRCRAFT INCOME PARTNERS L. P.
                            FORM 10-Q - JUNE 30, 1999


                                      INDEX

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - June 30, 1999 and December 31, 1998..............    1


       STATEMENTS OF OPERATIONS - For the three months ended
             June 30, 1999 and 1998 and for the six months ended
             June 30, 1999 and 1998......................................    2


       STATEMENT OF PARTNERS' EQUITY - For the six months ended
             June 30, 1999...............................................    3


       STATEMENTS OF CASH FLOWS - For the six months ended
             June 30, 1999 and 1998......................................    4


       NOTES TO FINANCIAL STATEMENTS.....................................  5-8

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.......................... 9-11

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS.............................................   12

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K .............................   12


SIGNATURES...............................................................   13

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          AIRCRAFT INCOME PARTNERS L.P.

                                 BALANCE SHEETS

                                                    June 30,        December 31,
                                                      1999             1998
                                                   ----------       ------------
 ASSETS

      Cash and cash equivalents                   $ 5,306,548       $ 4,199,804
      Equipment held for sale, net                  1,162,810         5,058,237
      Accounts receivable                             471,250           471,250
      Deferred costs                                   14,568            19,700
      Prepaid expenses                                 14,703                 -
      Other receivables                                 8,991            38,886
                                                  -----------       -----------

                                                  $ 6,978,870       $ 9,787,877
                                                  ===========       ===========

 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
    Accounts payable and accrued expenses         $   182,658       $   540,437
                                                  -----------       -----------

 Commitments and contingencies

 Partners' equity
       Limited partners' equity (385,805
          units issued and outstanding)             6,107,636         8,313,741
       General partner's equity                       688,576           933,699
                                                   ----------       -----------

       Total partners' equity                       6,796,212         9,247,440
                                                   ----------       -----------

                                                  $ 6,978,870       $ 9,787,877
                                                  ===========       ===========


See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                            STATEMENTS OF OPERATIONS

                                             For the three months ended          For the six months ended
                                                      June 30,                            June 30,
                                            -----------------------------      ------------------------------
                                               1999              1998              1999              1998
                                            ----------        -----------      ------------       -----------

 Revenues
      Interest                              $   42,201        $   269,406      $     84,824       $   365,200
      Other income                              32,661                  -            98,672                 -
      Rental                                         -          1,426,556                 -         2,896,644
      Interest - installment note                    -             59,281                 -           122,035
                                            ----------        -----------      ------------       -----------

                                                74,862          1,755,243           183,496         3,383,879
                                            ----------        -----------      ------------       -----------

 Costs and expenses
      Provision for equipment impairment       180,000                  -         2,071,000                 -
      General and administrative               187,439             57,566           334,637           132,302
      Operating                                 67,367            332,254           191,087           497,469
      Other expenses                                 -             22,274            38,000            42,575
      Depreciation                                   -            791,735                 -         1,684,059
      Management fee                                 -            180,200                 -           180,200
                                            ----------        -----------      ------------       -----------

                                               434,806          1,384,029         2,634,724         2,536,605
                                            ----------        -----------      ------------       -----------

                                              (359,944)           371,214        (2,451,228)          847,274

 Gain on sale of aircraft - net                      -          1,360,469                 -         3,612,796
                                            ----------        -----------      ------------       -----------

 Net (loss) income                          $ (359,944)       $ 1,731,683      $ (2,451,228)      $ 4,460,070
                                            ==========        ===========      ============       ===========

 Net (loss) income attributable
      Limited partners                      $ (323,950)       $ 1,558,515      $ (2,206,105)      $ 4,014,063
      General partner                          (35,994)           173,168          (245,123)          446,007
                                            ----------        -----------      ------------       -----------

                                            $ (359,944)       $ 1,731,683      $ (2,451,228)      $ 4,460,070
                                            ===========       ===========      ============       ===========


 Net (loss) income per unit of limited
      partnership interest (385,805 units
      outstanding)                          $     (.84)       $     4.04       $      (5.72)      $    10.40
                                            ===========       ===========      ============       ===========

See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                          STATEMENT OF PARTNERS' EQUITY



                                        Limited        General        Total
                                       Partners'      Partner's      Partners'
                                        Equity         Equity         Equity
                                      -----------    ----------    -----------

 Balance, January 1, 1999             $ 8,313,741    $  933,699    $ 9,247,440

 Net loss for the six months
      ended June 30, 1999              (2,206,105)     (245,123)    (2,451,228)
                                      -----------    ----------    -----------

 Balance, June 30, 1999               $ 6,107,636    $  688,576    $ 6,796,212
                                      ===========    ==========    ===========



See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                   For the six months ended
                                                                                            June 30,
                                                                                ------------------------------
                                                                                    1999              1998
                                                                                ------------       -----------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

 Cash flows from operating activities
      Net (loss) income                                                         $ (2,451,228)      $ 4,460,070
      Adjustments to reconcile net (loss) income to net
          cash (used in) provided by operating activities
             Provision for equipment impairment                                    2,071,000                 -
             Depreciation                                                                  -         1,684,059
             Gain on disposition of aircraft, net                                          -        (3,612,796)
      Changes in assets and liabilities
          Accounts receivable                                                              -            48,471
          Deferred costs                                                               5,132            22,968
          Prepaid expenses                                                           (14,703)            1,822
          Other receivables                                                           29,895            16,801
          Accounts payable and accrued expenses                                     (357,779)           46,742
          Deferred income                                                                  -             2,437
          Maintenance reserves                                                             -          (900,431)
          Management fee payable                                                           -           180,200
                                                                                ------------       -----------

                 Net cash (used in) provided by operating activities                (717,683)        1,950,343
                                                                                ------------       -----------

 Cash flows from investing activities
      Proceeds from sale of aircraft, net                                          1,824,427         7,370,121
      Proceeds from installment sale note receivable                                       -           309,965
                                                                                ------------       -----------

                 Net cash provided by investing activities                         1,824,427         7,680,086
                                                                                ------------       -----------

 Net increase in cash and cash equivalents                                         1,106,744         9,630,429

 Cash and cash equivalents, beginning of period                                    4,199,804         6,432,713
                                                                                ------------       -----------

 Cash and cash equivalents, end of period                                       $  5,306,548       $16,063,142
                                                                                ============       ===========


See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Aircraft Income Partners L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

         When used in this quarterly report on Form 10-Q, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this quarterly report on Form 10-Q pursuant to the "safe harbor" provision on the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in "management's discussion and analysis of financial condition and results of operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leased aircraft and aircraft held for sale

         The cost of leased aircraft and aircraft held for sale represents the initial cost of the aircraft to the Partnership plus miscellaneous acquisition and closing costs and is carried at the lower of depreciated cost or fair value.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the six months ended June 30, 1999 and 1998, reimbursable expense paid to NorthStar Presidio amounted to $23,522 and $11,250.

         IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. No distributions were paid with respect to the six months ended June 30, 1999. For the six months ended June 30, 1998, IAFM received distributions totaling $1,187,422.

         As compensation for its services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM did not earn any management fees for the six months ended June 30, 1999 and for the six months ended June 30, 1998, management fees amounted to $180,200.

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

4        EQUIPMENT HELD FOR SALE

         Equipment held for sale consists of one McDonnell Douglas DC9-32 aircraft with an aggregate net carrying value of $1,162,810 (net of accumulated depreciation of $4,683,731 and an allowance for equipment impairment of $1,695,334) at June 30, 1999. Based upon current information with respect to a potential sale of the one remaining DC-9-32 aircraft, management believes that the equipment had been impaired and has recorded an impairment of $960,000 for the six months ended June 30, 1999. See note 6a, Commitments and Contingencies, Continental Airlines, Inc.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


5        AIRCRAFT SALES (continued)

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

         (iv) On June 1, 1999, the Partnership sold two McDonnell Douglas DC9-32 aircraft to an unaffiliated third party for gross sale proceeds of $1,910,000, exclusive of selling expenses of approximately $86,000. At the time of sale, the aircraft had a net carrying value of approximately $1,824,000.

6        COMMITMENTS AND CONTINGENCIES

         a.       Continental Airlines, Inc.

         In November 1991, in connection with its reorganization under the United States Bankruptcy Code, Continental Airlines, Inc. ("Continental") rejected the leases of the three Boeing 727-100 aircraft owned by the Partnership, which had been out of service since 1991. Due to the condition and the related market for such aircraft, the Partnership provided aggregate allowances for equipment impairment of approximately $6,483,000. During 1993, the Partnership sold all three Boeing 727-100 aircraft. The Partnership had retained its rights pursuant to a proof of claim and an administrative claim filed in the Continental Bankruptcy case with respect to such aircraft.

         In June 1999, the Partnership and Continental agreed to settle the foregoing claims. Pursuant to the settlement, the Partnership would receive $780,000 as well as approximately 8,240 shares of Continental's Class A stock and 22,975 shares of Continental's Class B stock. Subject to the resolution of third party claims against additional stock reserved under Continental's Plan of Reorganization, the Partnership may receive additional shares of Class A and Class B stock. The agreement is the subject of a stipulation filed in the Bankruptcy Court on July 9, 1999.

         During 1997, the lease of three McDonnell Douglas Model DC9-32 aircraft owned by the Partnership were extended to September 1998 (2 aircraft) and December 1998 (one aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

         Upon return, the Partnership conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint in the United States District Court, Southern District of New York. The complaint seeks damages in an amount to be determined at trial, but believed to be in excess of $3,000,000, arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the complaint.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



         Liquidity and Capital Resources

         As of June 30, 1999, the Partnership had cash available of approximately $5,159,000, inclusive of the original general working capital reserves of approximately $1,929,000.

         The Partnership's remaining aircraft consists of one McDonnell Douglas DC9-30 aircraft, which had been leased to Continental Airlines, Inc. and returned in September 1998.

         The Partnership is attempting to sell the one remaining aircraft as promptly as possible with a view towards liquidating the Partnership's entire portfolio and winding up the business of the Partnership prior to the end of 1999.

         The Partnership may use a portion of its operating reserves, which would otherwise be available for distribution, to upgrade or enhance its remaining aircraft if the Partnership determines that such expenditures are in its best interests in order to maximize re-marketing value of such aircraft.

         Of the 18 aircraft originally purchased by the Partnership, at June 30, 1999, the Partnership had an interest in one aircraft, which had an original cost of approximately $7,542,000 (net book value of approximately $1,163,000).

         In November 1991, in connection with its reorganization under the United States Bankruptcy Code, Continental Airlines, Inc. ("Continental") rejected the leases of the three Boeing 727-100 aircraft owned by the Partnership, which had been out of service since 1991. Due to the condition and the related market for such aircraft, the Partnership provided aggregate allowances for equipment impairment of approximately $6,483,000. During 1993, the Partnership sold all three Boeing 727-100 aircraft. The Partnership had retained its rights pursuant to a proof of claim and an administrative claim filed in the Continental Bankruptcy case with respect to such aircraft.

         In June 1999, the Partnership and Continental agreed to settle the foregoing claims. Pursuant to the settlement, the Partnership would receive $780,000 as well as approximately 8,240 shares of Continental's Class A stock and 22,975 shares of Continental's Class B stock. Subject to the resolution of third party claims against additional stock reserved under Continental's Plan of Reorganization, the Partnership may receive additional shares of Class A and Class B stock. The agreement is the subject of a stipulation filed in the Bankruptcy Court on July 9, 1999.

         During 1997, the leases of three McDonnell Douglas Model DC9-32 aircraft owned by the Partnership were extended to September 1998 (2 aircraft) and December 1998 (one aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

         Upon return, the Partnership conducted inspections of the aircraft to ascertain whether the return conditions of the leases were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint in the United States District Court, Southern District of New York. The complaint seeks damages in an amount to be determined at trial, but believed to be in excess of $3,000,000 arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the complaint.

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

         Results of Operations

         Net income decreased for the three and six month periods ended June 30, 1999 compared to the three and six month periods ended June 30, 1998, principally due to a decrease in rental revenues and the recognition of a gain on the sale of aircraft in the prior year periods.

         Revenues decreased for the three and six month periods ended June 30, 1999 compared to the corresponding periods of the prior year. Rental income decreased due to the fact that certain aircraft came off-lease in 1998, as well as due to the sale of certain aircraft in 1998. Interest decreased for the three and six month periods ended June 30, 1999 compared to the corresponding periods in the prior year due to lower cash balances available for short-term investment.

         Expenses decreased for the three months ended June 30, 1999 and increased for the six months ended June 30, 1999 compared to the corresponding periods of the prior year as follows: (i) the elimination of depreciation expense; (ii) the decrease in operating expenses due primarily to lower costs related to the Partnership's off lease aircraft; (iii) the reduction in management fees offset by the (iv) recording of provisions for equipment impairment in 1999 and (v) the increase in general and administrative expenses, primarily due to legal costs related to the Continental Bankruptcy and the complaint filed against Continental.

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

               Upon return, the Partnership conducted inspections of the aircraft to ascertain whether the return conditions of the leases were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint in the United States District Court, Southern District of New York. The complaint seeks damages in an amount to be determined at trial, but believed to be in excess of $3,000,000 arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and
               ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the complaint.

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

                               AIRCRAFT INCOME PARTNERS L.P.
                           BY: Integrated Aircraft Fund Management Corp.,
                               General Partner



                               /s/ Allan B. Rothschild
                               -------------------------------------------------
                               Allan B. Rothschild
                               President

                               /s/ Lawrence R. Schachter
                               -------------------------------------------------
                               Lawrence R. Schachter
                               Senior Vice President and Chief Financial Officer



Date: August 11, 1999