Form 10-Q/A
period 1999-06-30
AIRCRAFT INCOME PARTNERS L P
filed 1999-08-26
CIK 826156

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A


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

         In June 1999, the Partnership and Continental agreed to settle the foregoing claims. Pursuant to the settlement, the Partnership received $780,000 on August 24, 1999 and expects to receive shortly approximately 8,240 shares of Continental's Class A stock and 22,975 shares of Continental's Class B stock. Subject to the resolution of third party claims against additional stock reserved under Continental's Plan of Reorganization, the Partnership may receive additional shares of Class A and Class B stock.


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

         On June 1, 1999, the Partnership sold two aircraft to an unaffiliated third party for sale proceeds of $1,910,000, exclusive of selling expenses of approximately $86,000. At the time of sale, the aircraft had a net carrying value of approximately $1,824,000, after provisions for equipment impairment.

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

         In June 1999, the Partnership and Continental agreed to settle the foregoing claims. Pursuant to the settlement, the Partnership received $780,000 on August 24, 1999 and expects to receive shortly approximately 8,240 shares of Continental's Class A stock and 22,975 shares of Continental's Class B stock. Subject to the resolution of third party claims against additional stock reserved under Continental's Plan of Reorganization, the Partnership may receive additional shares of Class A and Class B stock.

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


         As of December 31, 1998, the Partnership recorded a provision for equipment impairment of $1,350,000 to recognize the decrease in value of the three aircraft which the Partnership owned on that date. The provision was based on third party offers which management believed reflected the fair selling prices for the aircraft.

         Subsequent to the filing of Form 10-K for the year ended December 31, 1998, a purchaser failed to complete a contract for the sale of two of the aircraft and an offer for the third aircraft was reduced. The Partnership recorded an additional provision for equipment impairment of $1,891,000 during the three months ended March 31, 1999 to reduce the value of its three remaining aircraft to their then current fair value. The foregoing valuation was determined based on third party offers, including offers for two aircraft which were sold on June
         1, 1999 on the same terms as provided in the offers. The Partnership recorded an additional impairment of $180,000 in the three months ended June 30, 1999 to reflect the current fair value of its one remaining aircraft.

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



Date: August 24, 1999