Form 10-Q
period 1999-09-30
AIRCRAFT INCOME PARTNERS L P
filed 1999-11-15
CIK 826156

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

                For the quarterly period ended September 30, 1999

                         Commission file number 0-17785

                          AIRCRAFT INCOME PARTNERS L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      13-3430508
     -------------------------------                    -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


           Cambridge Center, 9th Floor, Cambridge, Massachusetts 02142
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 234-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             411 West Putnam Avenue, Suite 270, Greenwich, CT 06830
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X               No
                                        ---                 ---

================================================================================

                         AIRCRAFT INCOME PARTNERS L. P.

                         FORM 10-Q - SEPTEMBER 30, 1999



                                      INDEX


PART I - FINANCIAL INFORMATION


      ITEM 1 - FINANCIAL STATEMENTS

           BALANCE SHEETS - September 30, 1999 and December 31, 1998 .....................................     1


           STATEMENTS OF OPERATIONS - For the three months ended September 30, 1999
                 and 1998 and for the nine months ended September 30, 1999 and 1998.......................     2


           STATEMENT OF PARTNERS' EQUITY - For the nine months
                 ended September 30, 1999 ................................................................     3


           STATEMENTS OF CASH FLOWS - For the nine months ended
                 September 30, 1999 and 1998 .............................................................     4


           NOTES TO FINANCIAL STATEMENTS .................................................................   5-9


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ..................................................... 10-12



PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS .........................................................................    13

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ..........................................................    13


SIGNATURES       .........................................................................................    14

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         AIRCRAFT INCOME PARTNERS L.P.

                                 BALANCE SHEETS

                                                                                    September 30,   December 31,
                                                                                        1999           1998
                                                                                    ------------    ------------
ASSETS

     Cash and cash equivalents                                                        $6,172,187    $4,199,804
     Equipment held for sale, net                                                      1,162,810     5,058,237
     Marketable securities                                                             1,213,052          -
     Accounts receivable                                                                  26,250       471,250
     Deferred costs                                                                       14,568        19,700
     Prepaid expenses                                                                      9,978          -
     Other receivables                                                                     9,169        38,886
                                                                                      ----------    ----------

                                                                                      $8,608,014    $9,787,877
                                                                                      ==========    ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses                                            $  139,702    $  540,437
                                                                                      ----------    ----------

Commitments and contingencies

Partners' equity
         Limited partners' equity (385,805 units
            issued and outstanding)                                                    7,612,526     8,313,741
         General partner's equity                                                        855,786       933,699
                                                                                      ----------    ----------

         Total partners' equity                                                        8,468,312     9,247,440
                                                                                      ----------    ----------

                                                                                      $8,608,014    $9,787,877
                                                                                      ==========    ==========

See notes to financial statements.
                                                                               1

                         AIRCRAFT INCOME PARTNERS L.P.

                            STATEMENTS OF OPERATIONS



                                                       For the three months ended         For the nine months ended
                                                             September 30,                      September 30,
                                                     ---------------------------        ----------------------------

                                                         1999           1998                1999             1998
                                                     ------------   ------------        ------------    ------------
Revenues
     Settlement income                               $  1,638,913   $        -          $  1,638,913    $        -
     Interest                                              68,142        180,906             152,966         546,106
     Other income                                             -              -                98,672             -
     Rental                                                   -          710,335                 -         3,606,979
     Interest - installment note                              -           18,974                 -           141,009
                                                     ------------   ------------        ------------    ------------

                                                        1,707,055        910,215           1,890,551       4,294,094
                                                     ------------   ------------        ------------    ------------

Costs and expenses
     General and administrative                           136,195         32,936             470,832         165,238
     Operating                                             10,310            100             201,397         497,569
     Provision for equipment impairment                       -              -             2,071,000             -
     Other expenses                                           -            6,361              38,000          48,936
     Depreciation                                             -          364,180                 -         2,048,239
     Management fee                                           -              -                   -           180,200
                                                     ------------   ------------        ------------    ------------

                                                          146,505        403,577           2,781,229       2,940,182
                                                     ------------   ------------        ------------    ------------

                                                        1,560,550        506,638            (890,678)      1,353,912

Gain on sale of aircraft - net                            111,550      7,515,523             111,550      11,128,319
                                                     ------------   ------------        ------------    ------------

Net income (loss)                                    $  1,672,100   $  8,022,161        $   (779,128)   $ 12,482,231
                                                     ============   ============        ============    ============

Net income (loss) attributable to
     Limited partners                                $  1,504,890   $  7,219,945        $   (701,215)   $ 11,234,008
     General partner                                      167,210        802,216             (77,913)      1,248,223
                                                     ------------   ------------        ------------    ------------

                                                     $  1,672,100   $  8,022,161        $   (779,128)   $ 12,482,231
                                                     ============   ============        ============    ============


 Net income (loss) per unit of limited
      partnership interest (385,805 units
      outstanding)                                   $       3.90   $      18.71        $      (1.82)   $      29.11
                                                     ============   ============        ============    ============

See notes to financial statements.
                                                                               2

                         AIRCRAFT INCOME PARTNERS L.P.

                         STATEMENT OF PARTNERS' EQUITY



                                                                     Limited          General           Total
                                                                    Partners'        Partner's        Partners'
                                                                     Equity           Equity           Equity
                                                                  -----------        ---------      -----------
 Balance, January 1, 1999                                         $ 8,313,741        $ 933,699      $ 9,247,440

 Net loss for the nine months
      ended September 30, 1999                                       (701,215)         (77,913)        (779,128)
                                                                  -----------        ---------      -----------

 Balance, September 30, 1999                                      $ 7,612,526        $ 855,786      $ 8,468,312
                                                                  ===========        =========      ===========

See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                            STATEMENTS OF CASH FLOWS


                                                                                           For the nine months ended
                                                                                                September 30,
                                                                                         ----------------------------

                                                                                             1999            1998
                                                                                         ------------    ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net (loss) income                                                                   $   (779,128)   $ 12,482,231
     Adjustments to reconcile net (loss) income to net
         cash provided by operating activities
            Provision for equipment impairment                                              2,071,000             -
            Depreciation                                                                          -         2,048,239
            Gain on disposition of aircraft, net                                             (111,550)    (11,128,319)
            Value of marketable securities received
                in settlement of bankruptcy claims                                         (1,213,052)            -
     Changes in assets and liabilities
         Accounts receivable                                                                  445,000         (18,020)
         Other receivables                                                                     29,717          (7,777)
         Restricted cash - security deposits                                                      -           506,120
         Deferred costs                                                                         5,132          95,505
         Prepaid expenses                                                                      (9,978)         13,170
         Accounts payable and accrued expenses                                               (400,735)         56,456
         Maintenance reserves                                                                     -        (1,524,249)
         Security deposits payable                                                                -          (506,120)
         Deferred income                                                                          -          (133,217)
         Deferred costs payable                                                                   -           (50,000)
                                                                                         ------------    ------------

                Net cash provided by operating activities                                      36,406       1,834,019
                                                                                         ------------    ------------

Cash flows from investing activities
     Proceeds from sale of aircraft, net                                                    1,935,977      22,629,614
     Proceeds from installment sale note receivable                                               -         2,911,906
                                                                                         ------------    ------------

                Net cash provided by investing activities                                   1,935,977      25,541,520
                                                                                         ------------    ------------

Cash flows from financing activities
     Distributions to partners                                                                    -       (11,874,221)
                                                                                         ------------    ------------

Net increase in cash and cash equivalents                                                   1,972,383      15,501,318

Cash and cash equivalents, beginning of period                                              4,199,804       6,432,713
                                                                                         ------------    ------------

Cash and cash equivalents, end of period                                                 $  6,172,187    $ 21,934,031
                                                                                         ============    ============

See notes to financial statements.
                                                                               4

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Aircraft Income Partners L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

         Marketable securities

         Marketable securities represents certain shares of Class A and Class B common stock of Continental Airlines, Inc. ("Continental") received by the Partnership in settlement of a claim filed in Continental's reorganization proceedings under the United States Bankruptcy Code. See
         Note 6a, Commitments and Contingencies - Continental Airlines, Inc. These securities are measured at fair value in accordance with the Financial Accounting Standards Board Statement #115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS #115"). This statement requires that investments in debt and equity securities classified as available for sale be carried at fair value. Unrealized appreciation and depreciation are reflected as a separate component of partners' equity.
                                                                               5

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

         Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the nine months ended September 30, 1999 and 1998, reimbursable expense paid to NorthStar Presidio amounted to $32,421 and $18,750.

         On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

         As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy.

         In order to facilitate the provision by the Agent of the asset management services and the investor relation services, effective October 25,1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe that this transaction will have a material effect on the operations of the Partnership.IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. No distributions were paid with respect to the nine months ended September 30, 1999. For the nine months ended September 30, 1998, IAFM received distributions totaling $2,966,412.

         As compensation for the foregoing services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM did not earn any management fees for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, management fees amounted to $180,200.

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


4        EQUIPMENT HELD FOR SALE

         Equipment held for sale consists of one McDonnell Douglas DC9-32 aircraft with an aggregate net carrying value of $1,162,810 (net of accumulated depreciation of $4,683,731 and an allowance for equipment impairment of $1,695,334) at September 30, 1999. Based upon current information with respect to a potential sale of the aircraft, management believed that the equipment had been impaired and recorded an impairment of $960,000 for the six months ended June 30, 1999. See note 6a, Commitments and Contingencies, Continental Airlines, Inc.

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

         (iv) On June 1, 1999, the Partnership sold two McDonnell Douglas DC9-32 aircraft to an unaffiliated third party for gross sale proceeds of $1,910,000, exclusive of selling expenses of approximately $86,000. At the time of sale, the aircraft had a net carrying value of approximately $1,824,000. In the quarter ended September 30, 1999, the Partnership received an additional $111,550 relating to the sale of the aircraft as a result of the Partnership providing the records for the engines.

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

         In June 1999, the Partnership and Continental agreed to settle the foregoing claims. Pursuant to the settlement, the Partnership received $780,000 on August 24, 1999 as well as 8,684 shares of Continental's Class A stock and 24,179 shares of Continental's Class B stock and an additional $90,861 on September 24, 1999. On October 6, 1999, the Partnership sold all shares of stock for net proceeds aggregating approximately $1,213,000, which equaled the Partnership's cost basis in the stock. Subject to the resolution of third party claims against additional stock reserved under Continental's Plan of Reorganization, the Partnership may receive additional shares of Class A and Class B stock.

         During 1997, the lease to Continental of three McDonnell Douglas Model DC9-32 aircraft owned by the Partnership was extended to September 1998 (2 aircraft) and December 1998 (one aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

         Upon return, the Partnership conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint in the United States District Court, Southern District of New York. The complaint seeks damages in an amount to be determined at trial, but believed to be in excess of $3,000,000, arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the allegations in the complaint.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         As of September 30, 1999, the Partnership had operating reserves of approximately $7,272,000, inclusive of the original general working capital reserves of approximately $1,929,000.

         The Partnership's remaining aircraft consists of one McDonnell Douglas DC9-30 aircraft, which had been leased to Continental Airlines, Inc. and returned in September 1998.

         The Partnership has encountered competition in attempting to market its aircraft due to a surplus in the market of aircraft similar to the types owned by the Partnership. In addition, the Partnership will have to compete with newer, more fuel-efficient aircraft, which will comply with FAA noise requirements. The Partnership believes that as a result of the factors listed above there has been a significant decline in the re-sale value of the aircraft owned by the Partnership.

         On June 1, 1999, the Partnership sold two aircraft to an unaffiliated third party for sale proceeds of $1,910,000, exclusive of selling expenses of approximately $86,000. At the time of sale, the aircraft had a net carrying value of approximately $1,824,000. In the quarter ended September 30, 1999, the Partnership received an additional $111,550 relating to the sale of the aircraft as a result of the Partnership providing the records for the engines.

         At September 30, 1999, the Partnership had an interest in one aircraft, which had an original cost of approximately $7,542,000 (net book value of approximately $1,163,000).

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

         In June 1999, the Partnership and Continental agreed to settle the foregoing claims. Pursuant to the settlement, the Partnership received $780,000 on August 24, 1999 as well as 8,684 shares of Continental's Class A stock and 24,179 shares of Continental's Class B stock and an additional $90,861 on September 22, 1999. On October 6, 1999, the Partnership sold all shares of stock for net proceeds aggregating approximately $1,213,000, which equaled the Partnership's cost basis in the stock. Subject to the resolution of third party claims against additional stock reserved under Continental's Plan of Reorganization, the Partnership may receive additional shares of Class A and Class B stock.

         During 1997, the lease of three McDonnell Douglas Model DC9-32 aircraft owned by the Partnership was extended to September 1998 (2 aircraft) and December 1998 (one aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

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

         The complaint seeks damages in an amount to be determined at trial, but believed to be in excess of $3,000,000 arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the allegations in the complaint.

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

         Inflation has not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from this factor. The softness in the aircraft industry and resulting decline in the value of the types of aircraft owned by the Partnership have resulted in the Partnership providing allowances for equipment impairment.

         Year 2000 compliance

         The Year 2000 compliance issue concerns the inability of computerized information systems and programs to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         During the third quarter of 1999, the General Partner and its affiliates completed their assessment of computer systems used in connection with the management of the Partnership. The General Partner and its affiliates have completed upgrading those systems where required. The Partnership has to date not borne, nor is it expected that the Partnership will bear, any significant costs in connection with the upgrade of those systems requiring remediation.

         Year 2000 compliance (compliance)

         To date, the General Partner is not aware of any external agent or service provider with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents and service providers will be Year 2000 compliant. The General Partner does not believe that the inability of external agents or servive providers to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.


         Results of Operations

         Net income decreased for the three and nine month periods ended September 30, 1999 compared to the three and nine month periods ended September 30, 1998, principally due to a decrease in gain on sale of aircraft partially offset by the settlement income recorded in 1999 and the decrease in costs and expenses.

         Revenues increased for the three months and decreased for the nine months ended September 30, 1999 compared to the corresponding periods in the prior year. Rental income decreased due to the fact that certain aircraft came off-lease in 1998 and remained off-lease in 1999, as well as due to the sale of certain aircraft in 1998. Interest decreased for the three and nine month periods ended September 30, 1999 compared to the corresponding periods in the prior year due to lower cash balances available for short-term investment. The Partnership recorded settlement income during the three and nine month periods ended September 30, 1999 due to the settlement of certain claims in the Continental Bankruptcy case compared to no settlement income recorded during the corresponding periods in the prior year.

         Expenses decreased for the three and nine months ended September 30, 1999 compared to the corresponding periods of the prior year as follows: (i) the elimination of depreciation expense; (ii) the decrease in operating expenses for the nine months ended September 30, 1999, due primarily to lower costs related to the Partnership's off lease aircraft; (iii) the reduction in management fees offset by the (iv) recording of provisions for equipment impairment in 1999 and (v) the increase in general and administrative expenses, primarily due to legal costs related to the Continental Bankruptcy claims and the complaint filed against Continental.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         During 1997, the lease of three McDonnell Douglas Model DC9-32 aircraft owned by the Partnership was extended to September 1998 (2 aircraft) and December 1998 (one aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

         Upon return, the Partnership conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint in the United States District Court, Southern District of New York. The complaint seeks damages in an amount to be determined at trial, but believed to be in excess of $3,000,000 arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the allegations in the complaint.


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

                           AIRCRAFT INCOME PARTNERS L.P.

                       BY: Integrated Aircraft Fund Management Corp.,
                           General Partner

                           /s/ Allan Rothschild
                           ----------------------------------------------------
                           Allan Rothschild
                           Duly Authorized Officer


                           /s/ Lawrence Schachter
                           ----------------------------------------------------
                           Lawrence Schachter
                           Principal Financial and Accounting Officer


                                                                              14
Date: November 11, 1999