Form 10-K
period 1999-12-31
AIRCRAFT INCOME PARTNERS L P
filed 2000-03-30
CIK 826156

                                    FORM 10K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
December 31, 1999                                                        0-17785

                         AIRCRAFT INCOME PARTNERS L.P.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

  Delaware                                                       13-3430508
--------------                                            ----------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification Number)

5 Cambridge Center, 9th Floor, Cambridge, MA                           02142
--------------------------------------------                       -------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:               (617) 234-3000
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                       Documents incorporated by reference
                       -----------------------------------

                                      None

                                                       Exhibit Index: page IV-1

PART I

Item 1. Business

General

Aircraft Income Partners L.P. (the "Registrant") was organized as a Delaware limited partnership on October 8, 1987. The general partner of the Registrant is Integrated Aircraft Fund Management Corp. (the "General Partner"). The General Partner is ultimately a wholly-owned subsidiary of Presidio Capital Corporation, a British Virgin Islands corporation ("Presidio"). See "Management/Employees" below.

In 1989, the Registrant sold, pursuant to a registration statement filed with the Securities Exchange Commission, 385,800 units of limited partnership interest (the "Units") for gross proceeds aggregating $192,900,000. The principal business of the Registrant is and has been to hold for investment and ultimately sell used commercial jet aircraft as wall as related engines and other aircraft parts. Substantially all of the net proceeds available for investment had been invested in 18 aircraft (including an undivided 47.92231% joint venture interest in one aircraft) which were leased to third parties for various terms. At March 1, 2000, all of Registrant's aircraft had been sold or otherwise disposed of. See "Disposition of Aircraft" below.

Management/Employees

Registrant does not have any employees. The business of the Registrant is managed by the General Partner, its affiliates and agents. Through November 2, 1994, the General Partner was a wholly-owned subsidiary of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the General Partner was purchased by Presidio. As a result, the General Partner became ultimately wholly-owned by Presidio. Presidio, in turn, is controlled by NorthStar Capital Investment Corp., a Maryland corporation ("NorthStar").

Presidio previously retained Wexford Management LLC ("Wexford") to provide consulting and administrative services to Presidio and its affiliates, including the General Partner and Registrant. The agreement with Wexford expired on May 3, 1998 at which time Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

On October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Registrant and other entities affiliated with Registrant.

As a result of this agreement, the Agent has the duty to direct the day to day affairs of Registrant, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Registrant's assets, preparation of all reports, maintaining records and maintaining bank accounts of Registrant. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause Registrant to sell or acquire an asset or file for bankruptcy protection.

In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe this transaction will have a material effect on the operations of Registrant.

Disposition of Aircraft

         a. Year ended December 31, 1997

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

         b. Year ended December 31, 1998

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

         c. Year ended December 31, 1999

         On June 1, 1999, Registrant sold two aircraft to an unaffiliated third party for sale proceeds of $1,910,000, exclusive of selling expenses of approximately $86,000. At the time of sale, the aircraft had a net carrying value of approximately $1,824,000. During the quarter of ended September 30, 1999, Registrant received an additional $111,550 relating to the sale of the aircraft as a result of Registrant providing the records for the engines.

         In June 1999, Registrant and Continental agreed to settle certain outstanding claims. Pursuant to the settlement, Registrant received $780,000 on August 24, 1999 as well as 8,684 shares of Continental's Class A stock and 24,179 shares of Continental's Class B stock and an additional $90,861 on September 22, 1999. On October 6, 1999, Registrant sold all of its Class A and Class B shares for net proceeds aggregating approximately $1,213,000, which equaled Registrant's cost basis in the stock. Subject to the resolution of third party claims against additional stock reserved under Continental's Plan of Reorganization, Registrant may receive additional shares of Class A and Class B stock in the future.

         d. Subsequent Event

         On January 19, 2000, Registrant sold to an unaffiliated third party a McDonnell Douglas DC9-30 aircraft for gross proceeds of $650,000. Costs associated with this sale amounted to approximately $77,000. At the time of the sale the aircraft had a net carrying value of approximately $574,000.

Competition

As a result of the Registrant liquidating all of its aircraft, Registrant is no longer subject to competitive factors.

Foreign Operations


During 1998, Registrant operated three aircraft in foreign countries. Two of such aircraft were leased to Ladeco S.A., a Chilean airline, and were operated primarily in South America. A third aircraft was leased to Air Micronesia, a stand-alone air carrier affiliated with Continental Airlines, Inc., and such aircraft was operated primarily in Southeast Asia. All of such leases expired in 1998 (See Item 8, "Financial Statements and Supplementary Data - Note 10"). There were no foreign operations during 1999.

Item 2.  Properties

None

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

During 1997, the lease of three McDonnell Douglas Model DC9-32 aircraft owned by Registrant was extended to September 1998 (2 aircraft) and December 1998 (one aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

Upon return, Registrant conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which Registrant is beneficiary, filed a complaint in the United States District Court, Southern District of New York. The complaint seeks damages in an amount to be determined at trial, but believed to be in excess of $3,000,000 arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the allegations in the complaint.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) There is no developed public market for the Units of the Registrant.

As of March 1, 2000, there were approximately 14,700 record holders of Units, owning an aggregate of 385,805 Units.

During the years ended December 31, 1999 and 1998, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:


         ------------------------------------------------------------------
         Distribution with respect to    Amount of Distribution Per Unit (1)
         Quarter Ended                             1999         1998
         ------------------------------------------------------------------
         March 31                                   $ -          $ -
         June 30                                    $ -          $27.70
         September 30                               $ -          $41.50
         December 31                                $ -          $ -
         ------------------------------------------------------------------

     (1) The amounts listed represent distributions of cash from operations and cash from sales. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for information relating to Registrant's future distributions.)

(b) Not applicable.

Item 6. Selected Financial Data

                                                                Year ended December 31,
                               ------------------------------------------------------------------------------------
                                     1999              1998              1997             1996             1995
                               ----------------  ----------------  ---------------  ----------------  -------------

Revenues (1)                   $   1,985,465     $   4,521,384     $   8,231,951    $  10,317,005     $  12,372,475

Net Income (Loss) (2) (3)      $  (1,342,951)    $  11,331,319     $   1,706,235    $   5,988,174     $   1,496,774

Net income (Loss) Per

Net income (Loss) Per
    Unit (2) (3)               $       (3.13)    $       26.43     $        3.98    $       13.97     $        3.49

Distribution Per Unit          $        -        $       69.20     $       20.50    $       40.50     $       32.00

Total Assets                   $   8,019,742     $   9,787,877     $  30,567,247    $  40,045,819     $  52,365,622

Total Partners' Equity         $   7,904,489     $   9,247,440     $  27,580,239    $  34,661,785     $  46,034,837

(1)  Included in this amount is $346,552, $828,655, $659,851, $582,674 and
     $443,904 of interest income for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Additionally, revenues include $1,638,913 in settlement income for the year ended December 31, 1999 and $108,487 of other income for the year ended December 31, 1995.

(2) Registrant provided allowances for equipment impairments of $2,659,828 and $1,350,000 for the year ended December 31, 1999 and 1998, respectively, to recognize the loss in value of certain aircraft. No allowance was considered necessary for the years ended December 31, 1997, 1996 and 1995.

(3) Included in these amounts are gains on the disposition of various aircraft(s) of $111,550, $11,126,432, $632,367, and $5,222,948 for the
     years ended December 31, 1999, 1998, 1997 and 1996, respectively. In addition, included is a gain of $1,001,731, which resulted from the sale of marketable securities during the year ended December 31, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Registrant had $7,411,200 of cash and cash equivalents at December 31, 1999, as compared to $4,199,804 at December 31, 1998.

The $3,211,396 increase in cash and cash equivalents at December 31, 1999 as compared to December 31, 1998, was due to $1,275,419 of cash provided by operating activities and $1,935,977 of cash provided by investing activities. The proceeds from the sale of the aircraft provided all investing activity cash flow.

After the sale of Registrant's final aircraft on January 19, 2000, Registrant is looking to winding up its business affairs prior to the end of 2000. Registrant's reserves should be sufficient to pay its operating expenses.

In February 2000, Registrant declared and paid distribution of $4,000,000 of which the limited partners received $3,600,000 or approximately $9.33 per limited partnership unit.

On May 22, 1997, a Boeing 737-297 Advanced aircraft owned by Registrant was sold to an unaffiliated third party for proceeds of approximately $1,982,000 exclusive of selling expenses of approximately $60,000. The aircraft, which was Aloha had been off-lease since October 15, 1996. At the time of sale, the aircraft had a net carrying value of approximately $1,290,000.

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

On June 1, 1999, Registrant sold two aircraft to an unaffiliated third party for sale proceeds of $1,910,000, exclusive of selling expenses of approximately $86,000. At the time of sale, the aircraft had a net carrying value of approximately $1,824,000. In the quarter of ended September 30, 1999, Registrant received an additional $111,550 relating to the sale of the aircraft as a result of Registrant providing the records for the engines.

In June 1999, Registrant and Continental agreed to settle the certain outstanding claims. Pursuant to the settlement, Registrant received $780,000 on August 24, 1999 as well as 8,684 shares of Continental's Class A stock and 24,179 shares of Continental's Class B stock and an additional $90,861 on September 22, 1999. On October 6, 1999, Registrant sold all shares of stock for net proceeds aggregating approximately $1,213,000, which equaled Registrant's cost basis in the stock. Subject to the resolution of third party claims against additional stock reserved under Continental's Plan of Reorganization, Registrant may receive additional shares of Class A and Class B stock.

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

Registrant provided allowances for equipment impairment of $2,683,810 and $1,350,000 for the years ended December 31, 1999 and 1998, respectively. No allowance was considered necessary for the year ended December 31, 1997.

Results of Operations - 1999 as Compared to 1998

Registrant generated net loss of approximately $1,343,000, as compared to net income of approximately $11,331,000 for the year ended December 31, 1998. The change in net income for 1999 compared to 1998 was principally due to the following:

i.) the gain on sale of aircraft of approximately$112,500 in 1999 compared to a gain from sale of aircraft of approximately$11,126,000 in 1998.

ii.) reduction of revenue, which was approximately $1,985,000 in 1999, compared to approximately $4,521,000 in 1998.

iii.) the reduction in costs and expenses, which were approximately $3,440,000 in 1999, compared to approximately $4,316,000 in 1998.

Registrant revenue decreased by approximately 56% for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease was due to the following:

i.) rental revenue decrease to zero from approximately $3,693,000 due to the expiration of all lease agreements in 1997 and due to the sale of certain aircraft in 1998 and 1999.

ii.) interest income decreases by approximately 42% for 1999 compared to 1998 primarily due to lower cash balances available for investment and 1998 including approximately$141,000 on interest income from an installment sale.

iii.) increase in revenue as a result of $1,639,000 of settlement income. In June 1999, Registrant settled a legal claim with Continental Airlines, where Registrant received cash and stock in Continental Airlines, which was subsequently sold and totaled approximately $1,639,000.

Costs and expenses decreased overall by approximately 20% for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease was primarily due to the following:

i.) a decrease in depreciation expense of approximately $2,103,000 for 1999 compared to 1998 due to Aircraft reaching their salvage value and/or being sold.

ii.)     a reduction in management fees due to no rental income in 1999.

iii.)    a decrease in operating expenses as a result of aircraft sales.

iv.) an increase in general and administrative expenses of 67% due to a $200,000 increase in legal fees associated with the litigation and sale of 2 DC-9 Airplanes.

v.)      an increase in the allowance for equipment impairment.


Results of Operations - 1998 as Compared to 1997

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

ii) the reduction in costs and expenses which were approximately $4,316,000 in 1998 compared to approximately $7,158,000 in 1997; and

iii) the reduction in revenues, which were approximately $4,521,000 in 1998, compared to revenues of approximately $8,232,000 in 1997.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

                          AIRCRAFT INCOME PARTNERS L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                      INDEX

                                                                      Page
                                                                     Number
                                                                     ------

Independent Auditor's Report                                           F-1

Financial statements - years ended
  December 31, 1999, 1998 and 1997

    Balance sheets                                                     F-2

    Statements of operations                                           F-3

    Statement of partners' equity                                      F-4

    Statements of cash flows                                           F-5

    Notes to financial statements                               F-6 through F-17

Schedule:

   II -- Valuation and Qualifying Accounts                     F-18 through F-20

All other schedules have been omitted because they are inapplicable or the information is included in the financial statements or notes thereto.

To the Partners of
Aircraft Income Partners L.P.
Cambridge, Massachusetts


                      INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Aircraft Income Partners L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a) 2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aircraft Income Partners L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

On January 19, 2000, the Partnership sold its remaining aircraft and is in the process of winding up its affairs and dissolving before the end of its next fiscal year.

/s/  Hays & Company

March 15, 2000
New York, New York

                          AIRCRAFT INCOME PARTNERS L.P.

                                 BALANCE SHEETS

                                                         December 31,
                                                -----------------------------
                                                    1999              1998
                                                -----------       -----------

ASSETS

   Equipment held for sale - net                 $  573,982        $5,058,237
   Cash and cash equivalents                      7,411,200         4,199,804
   Accounts receivable                               26,250           471,250
   Other receivables                                  8,310            38,886
   Deferred costs                                      --              19,700
                                                 ----------        ----------

                                                 $8,019,742        $9,787,877
                                                 ==========        ==========


LIABILITIES AND PARTNERS' EQUITY

   Liabilities
      Accounts payable and accrued expenses      $  115,253        $  540,437
                                                 ----------        ----------

   Commitments and contingencies
   (Notes 3, 4, 8 and 9)

   Partners' equity
      Limited partners' equity (385,805 units
        issued and outstanding)                   7,105,085         8,313,741
      General partner's equity                      799,404           933,699
                                                 ----------        ----------
           Total partners' equity                 7,904,489         9,247,440
                                                 ----------        ----------

                                                 $8,019,742        $9,787,877
                                                 ==========        ==========



                       See notes to financial statements

                          AIRCRAFT INCOME PARTNERS L.P.

                            STATEMENTS OF OPERATIONS

                                                                     Year ended December 31,
                                                       -------------------------------------------------
                                                            1999              1998               1997
                                                       ------------       ------------      ------------
Revenues
      Settlement income                                $  1,638,913       $       --        $       --
      Rental                                                   --            3,692,729         7,572,100
      Interest                                              346,552            687,646           375,609
      Interest - installment note                              --              141,009           284,242
                                                       ------------       ------------      ------------

                                                          1,985,465          4,521,384         8,231,951
                                                       ------------       ------------      ------------

Costs and expenses
      Depreciation                                             --            2,102,680         6,227,309
      Provision for equipment impairment                  2,659,828          1,350,000              --
      General and administrative                            534,520            319,760           452,956
      Operating                                             157,207            319,480           135,658
      Management fee                                           --              180,200           265,161
      Other                                                  88,411             44,377            76,999
                                                       ------------       ------------      ------------

                                                          3,439,966          4,316,497         7,158,083
                                                       ------------       ------------      ------------

                                                         (1,454,501)           204,887         1,073,868

Gain on disposition of aircraft - net                       111,550         11,126,432           632,367
                                                       ------------       ------------      ------------

Net (loss) income                                      $ (1,342,951)      $ 11,331,319      $  1,706,235
                                                       ============       ============      ============


Net (loss) income attributable to
      Limited partners                                 $ (1,208,656)      $ 10,198,187      $  1,535,611
      General partner                                      (134,295)         1,133,132           170,624
                                                       ------------       ------------      ------------

                                                       $ (1,342,951)      $ 11,331,319      $  1,706,235
                                                       ============       ============      ============


Net (loss) income per unit of limited partnership
      interest (385,805 units outstanding)             $      (3.13)      $      26.43      $       3.98
                                                       ============       ============      ============

                       See notes to financial statements

                          AIRCRAFT INCOME PARTNERS L.P.

                          STATEMENT OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                      Limited            General            Total
                                                     Partners'          Partner's          Partners'
                                                      Equity             Equity             Equity
                                                   ------------       ------------       ------------
Balance, January 1, 1997                           $ 31,186,652       $  3,475,133       $ 34,661,785

Net income - 1997                                     1,535,611            170,624          1,706,235

Distributions to partners ($20.50 per limited
      partnership unit)                              (7,909,003)          (878,778)        (8,787,781)
                                                   ------------       ------------       ------------

Balance, December 31, 1997                           24,813,260          2,766,979         27,580,239

Net income - 1998                                    10,198,187          1,133,132         11,331,319

Distributions to partners ($69.20 per limited
      partnership unit)                             (26,697,706)        (2,966,412)       (29,664,118)
                                                   ------------       ------------       ------------

Balance, December 31, 1998                            8,313,741            933,699          9,247,440

Net loss - 1999                                      (1,208,656)          (134,295)        (1,342,951)
                                                   ------------       ------------       ------------

Balance, December 31, 1999                         $  7,105,085       $    799,404       $  7,904,489
                                                   ============       ============       ============

                       See notes to financial statements

                          AIRCRAFT INCOME PARTNERS L.P.

                            STATEMENTS OF CASH FLOWS


                                                                                 Year ended December 31,
INCREASE (DECREASE) IN CASH AND                                   --------------------------------------------------
CASH EQUIVALENTS                                                      1999               1998               1997
                                                                  ------------       ------------       ------------
Cash flows from operating activities
      Net (loss) income                                           $ (1,342,951)      $ 11,331,319       $  1,706,235
      Adjustments to reconcile net (loss) income to net
         cash provided by operating activities
           Depreciation                                                   --            2,102,680          6,227,309
           Provision for equipment impairment                        2,659,828          1,350,000               --
           Gain on disposition of aircraft - net                      (111,550)       (11,126,432)          (632,367)
      Changes in operating assets and liabilities
         Accounts receivable                                           445,000             34,480            263,817
         Other receivables                                              30,576             51,005            434,024
         Deferred costs                                                 19,700             75,805            128,361
         Prepaid expenses                                                 --               13,170             82,191
         Deferred rents and modification advances receivable              --                 --              254,432
         Accounts payable and accrued expenses                        (425,184)           371,876             64,796
         Deferred income                                                  --             (133,217)             1,667
         Maintenance reserves                                             --           (2,129,110)           (38,219)
         Deferred costs payable                                           --              (50,000)              --
         Management fee payable                                           --                 --              (94,000)
                                                                  ------------       ------------       ------------

              Net cash provided by operating activities              1,275,419          1,891,576          8,398,246
                                                                  ------------       ------------       ------------

Cash flows from investing activities
      Proceeds from sale of aircraft - net                           1,935,977         25,157,627          1,922,265
      Proceeds from installment sale note receivable                      --              382,006            975,759
      Additions and modifications to leased aircraft - net                --                 --                1,984
                                                                  ------------       ------------       ------------

              Net cash provided by investing activities              1,935,977         25,539,633          2,900,008
                                                                  ------------       ------------       ------------

Cash flows from financing activities
      Distributions to partners                                           --          (29,664,118)       (11,145,478)
                                                                  ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                 3,211,396         (2,232,909)           152,776

Cash and cash equivalents, beginning of year                         4,199,804          6,432,713          6,279,937
                                                                  ------------       ------------       ------------

Cash and cash equivalents, end of year                            $  7,411,200       $  4,199,804       $  6,432,713
                                                                  ============       ============       ============


                       See notes to financial statements

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

         The Partnership has been attempting to sell its remaining aircraft with a view towards liquidating the Partnership's entire portfolio and winding up the business of the Partnership prior to the end of 2000. In that regard, the Partnership sold its remaining aircraft on January 19, 2000 (Note 11).

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Leased aircraft and equipment held for sale (continued)

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates including IAFM and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. Reimbursable expenses paid to NorthStar Presidio under the terms of the Administrative Services Agreement amounted to $12,171 and $20,250 for the years ended December 31, 1999 and 1998, respectively.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy protection.

         In order to facilitate the Agent's provision of asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe this transaction will have a material effect on the operations of the Partnership.

         IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. For the years ended December 31, 1998 and 1997, IAFM received or was entitled to distributions approximating $2,966,000 and $879,000, respectively. No distributions were declared for the year ended December 31, 1999.

         As compensation for its services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM earned management fees of $180,200 and $265,161, for the years ended December 31, 1998 and 1997, respectively. No management fees were earned for the year ended December 31, 1999.

         In April 1995, IAFM and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performed certain management and administrative services relating to the Partnership. Fieldstone continued to perform such services until July 31, 1998.

4        EQUIPMENT HELD FOR SALE

         Equipment held for sale consisted of the Partnership's one McDonnell Douglas DC9-32 aircraft with an aggregate net carrying value of $573,982 (net of accumulated depreciation of $4,683,731 and an allowance for equipment impairment of $2,284,162) at December 31, 1999. This aircraft was sold on January 19, 2000 for net proceeds of approximately $574,000.

         Maintenance and repairs expense for the years ended December 31, 1999, 1998 and 1997 was $8,647, $256,000 and $1,963, respectively.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


5        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                      December 31,
                                                -----------------------
                                                   1999           1998
                                                --------       --------

         Professional fees                      $ 64,000       $ 72,274
         Investor relations                       28,800         67,355
         Operating expenses                       22,453         54,308
         Management services                        --          320,000
         Other                                      --           26,500
                                                --------       --------

                                                $115,253       $540,437
                                                ========       ========

6        PARTNERS' EQUITY

         The General Partner holds a 10% equity interest in the Partnership. At the inception of the Partnership, the General Partner's equity account was credited with only the actual capital contributed in cash, $9,950. The Partnership's management determined that this accounting did not appropriately reflect the limited partners' and the General Partner's relative participations in the Partnership's net assets, since it did not reflect the General Partner's 10% equity interest in the Partnership. The Partnership reallocated $19,290,250 (10% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partner's equity account. This reallocation was made as of the inception of the Partnership. The reallocation had no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

7 RECONCILIATION OF NET (LOSS) INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

         The principal differences between the financial statements and the tax basis of accounting have been accelerated depreciation, the tax treatment of an aircraft purchased subject to a tax benefit transfer lease, and bad debts provided for financial statement purposes in previous periods offset by provisions for equipment impairment. A reconciliation of net (loss) income per financial statements to the tax basis of accounting is as follows:

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




7 RECONCILIATION OF NET (LOSS) INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

                                                                     Year ended December 31,
                                                         --------------------------------------------
                                                             1999             1998           1997
                                                         ------------    ------------    ------------

         Net (loss) income per financial statements      $ (1,342,951)   $ 11,331,319    $  1,706,235

         Difference between financial statements and
             tax basis operating expenses                      (4,861)           --              --

         Difference between financial statements and
             tax basis depreciation                              --          (983,590)        241,038

         Difference between financial statements and
             tax basis in aircraft sold or disposed of      1,824,427       4,965,770            --

         Difference between financial statements and
             tax basis in reserves                               --        (1,574,249)        (53,457)

         Provision for equipment impairment provided
             for financial statement purposes               2,659,828       1,350,000            --

         Difference between financial basis and tax
             basis liabilities                                   --          (600,000)           --

         Difference between tax basis and financial
             statement treatment of aircraft subject
             to Temporary Regulation Section
             5c.168(f)(8)-2(a)(5) of the Internal
             Revenue Code                                        --              --        (6,183,974)


         Financial statement recognition of advance
             rental payments recognized in prior
             periods for tax purposes                            --          (133,218)          1,668
                                                         ------------    ------------    ------------

             Net income (loss) per tax basis             $  3,136,443    $ 14,356,032    $ (4,288,490)
                                                         ============    ============    ============

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


7 RECONCILIATION OF NET (LOSS) INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

         The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:


                                                          December 31,
                                                 ----------------------------
                                                     1999            1998
                                                 ------------    ------------
           Net assets per financial statements   $  7,904,489    $  9,247,440

           Net carrying value of aircraft            (573,982)     (5,058,237)

           Syndication costs                       22,665,750      22,665,750

           Receipt of maintenance reserves               --             4,861
                                                 ------------    ------------
           Net assets per tax basis              $ 29,996,257    $ 26,859,814
                                                 ============    ============

8        MAJOR LESSEES

         Revenues from aircraft leased by individual lessees, which generated 10% or more of rental revenues, were as follows:

                                              Year ended December 31,
                                      -------------------------------------
                                        1999         1998           1997
                                      ----------  ----------    -----------
         Continental Airlines, Inc.   $    -      $1,477,000    $2,286,000
         % of revenues                     -%        40%           30%

         American Trans Air, Inc.     $    -      $1,000,900    $1,781,168
         % of revenues                     -%        27%           24%

         Ladeco S.A                   $    -      $  665,000    $1,140,000
         % of revenues                     -%        18%           15%

         Air Micronesia, Inc.         $    -      $  513,533    $  895,056
         % of revenues                     -%        14%           12%

         Aloha Airlines, Inc.         $    -      $   -         $  869,872
         % of revenues                     -%         -%           11%

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

         As a result of this settlement, the Partnership has recorded settlement income in the amount of $1,638,913 during the year ended December 31, 1999. The Partnership's carrying amount of its claim prior to the settlement was approximately $445,000.

         During 1997, the leases of three McDonnell Douglas Model DC9-32 aircraft owned by the Partnership were extended to September 1998 (2 aircraft) and December 1998 (1 aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

         Upon return, the Partnership conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


9        COMMITMENTS AND CONTINGENCIES (continued)

         b        Continental Airlines, Inc. (continued)

         beneficiary, filed a complaint in the United States District Court, Southern District of New York. The complaint seeks damages in an amount to be determined at trial, but believed to be in excess of $3,000,000, arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the allegations in the complaint.

         Two of the Partnership's DC9-32 aircraft were sold during 1999 and the remaining aircraft was sold on January 19, 2000.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


9        COMMITMENTS AND CONTINGENCIES (continued)

         e        American Trans Air, Inc. (continued)

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

         g        Tax assessment

         In September 1996, the Partnership received proposed notices of assessment from the State of Hawaii with respect to general excise tax ("GET") of approximately $1,338,000 (including interest and penalties) for the years 1991, 1992, 1993 and 1994. In July 1998, the Partnership received additional proposed notices of assessment for GET aggregating approximately $585,000 for the years 1995, 1996 and 1997. The State of Hawaii is alleging that GET is owed by the Partnership with respect to rents received from Aloha and Hawaiian under the leases between the Partnership and each of the airlines.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



9        COMMITMENTS AND CONTINGENCIES (continued)

         g        Tax assessment (continued)

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



10       AIRCRAFT SALES (continued)

         Year ended December 31, 1998 (continued)

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

         Year ended December 31, 1999

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

11       SUBSEQUENT EVENTS

         Sale of aircraft

         On January 19, 2000, the Partnership sold to an unaffiliated third party the McDonnell Douglas DC9-30 aircraft for gross proceeds of $650,000. Costs associated with the sale amounted to approximately $77,000. At the time of the sale, the aircraft had a net carrying value of $574,000.

         Distribution to partners

         During February 2000, the Partnership declared and paid a $4,000,000 distribution to the Unitholders of record as of January 1, 2000. Of this amount, the limited partners collectively received $3,600,000 or $9.33 per Unit.

                          AIRCRAFT INCOME PARTNERS L.P.

                                                                     Schedule II

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                         Additions
                                                                ---------------------------
                                                Balance at       Charged to       Charged                               Balance at
                                               Beginning of       Costs and       to Other         Additions              End of
                Description                       Period          Expenses        Accounts       (Deductions)             Period
-----------------------------------            ------------     ------------     -----------     -------------          -----------
YEAR ENDED DECEMBER 31, 1999

Equipment held for sale - valuation
      allowance for equipment
      impairment

      Three McDonnell Douglas
          DC9-32 aircraft                      $ 2,968,000      $ 2,659,828  (A) $ -             $ (3,343,666)    (B)   $ 2,284,162
                                               ------------     ------------     -----------     -------------          -----------




                                               $ 2,968,000      $ 2,659,828       $ -             $ (3,343,666)         $ 2,284,162
                                               ============     ============     ===========      =============         ===========

(A) Represents valuation allowance for equipment impairments recorded during 1999 relating to certain equipment held for sale.

(B) Represents reversal of valuation allowance due to the sale of certain equipment during 1999.

                                                                     (continued)


                       See notes to financial statements

                          AIRCRAFT INCOME PARTNERS L.P.
                                                                     Schedule II
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                               Additions
                                                     -----------------------------
                                        Balance at    Charged to         Charged                           Balance at
                                       Beginning of   Costs and          to Other       Additions            End of
        Description                      Period        Expenses          Accounts      (Deductions)          Period
----------------------------------    ------------   ------------      ------------    ------------       ------------
YEAR ENDED DECEMBER 31, 1998

Leased aircraft - valuation
   allowance for equipment
   impairment

   Four Boeing 737-200 Advanced
       aircraft                       $ 13,068,000   $       --        $       --      $(13,068,000) (A)  $       --

   Four Boeing 727-200 Advanced
       aircraft                          9,414,000           --                --        (9,414,000) (A)          --

   Three McDonnell Douglas DC9-32
       aircraft                          1,618,000           --                --        (1,618,000) (C)          --
                                      ------------   ------------      ------------    ------------       ------------

                                      $ 24,100,000   $       --        $       --      $(24,100,000)      $       --
                                      ------------   ------------      ------------    ------------       ------------

Equipment held for sale - valuation
   allowance for equipment
   impairment

   Three McDonnell Douglas
       DC9-32 aircraft                $       --     $  1,350,000 (B)  $       --      $  1,618,000 (C)   $  2,968,000
                                      ------------   ------------      ------------    ------------       ------------




                                      $ 24,100,000   $  1,350,000      $       --      $(22,482,000)      $  2,968,000
                                      ============   ============      ============    ============       ============

(A) Represents valuation allowances for equipment impairment relating to certain equipment sold during 1998.

(B) Represents valuation allowance for equipment impairment relating to certain equipment held for sale at December 31, 1998.

(C) Represents valuation allowance for equipment that was transferred to Equipment held for sale during 1998.


                                                                     (continued)

                       See notes to financial statements

                          AIRCRAFT INCOME PARTNERS L.P.
                                                                     Schedule II
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)

                                                       Additions
                                               ------------------------
                                 Balance at     Charged to     Charged                          Balance at
                                 Beginning of   Costs and      to Other       Additions           End of
         Description               Period        Expenses      Accounts      (Deductions)         Period
-------------------------------  -----------   -----------   -----------    --------------      -----------
YEAR ENDED DECEMBER 31, 1997

Leased aircraft - valuation
   allowance for equipment
   impairment

Four Boeing 737-200 Advanced
    aircraft                     $16,468,000   $      --     $      --      $ (3,400,000) (A)   $13,068,000

Four Boeing 727-200 Advanced
    aircraft                       9,414,000          --            --                --          9,414,000

Three McDonnell Douglas DC9-32
    aircraft                       1,618,000          --            --                --          1,618,000
                                 -----------   -----------   -----------    --------------      -----------

                                 $27,500,000   $      --     $      --      $  (3,400,000)      $24,100,000
                                 ===========   ===========   ===========    ==============      ===========

(A) Represents valuation allowances for equipment impairment relating to certain equipment sold during 1997.


                       See notes to financial statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of Registrant

Registrant has no officers or directors. The General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The names and positions held by the officers and directors of the General Partner are described below.
                                                           Has Served as
                          Position Held with the       Has Served as a Director
Name                     Managing General Partner         or Officer Since
----                     ------------------------         ----------------

Michael L. Ashner       President and Director                 10-99

David G. King, Jr.      Vice President                         11-97

Peter Braverman         Executive Vice President               10-99

Lara K. Sweeney         Vice President and Secretary           10-99

Carolyn Tiffany         Vice President and Treasurer           10-99


         Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. s.

         David G. King, Jr., 37, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. He is also a Vice President of the General Partner. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies (USA).

         Peter Braverman, age 48, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Lara K. Sweeney, age 27, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

         Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

Each director and officer of the General Partner will hold office until the next annual meeting of stockholders of the General Partner and until his successor is elected and qualified.

One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered


                                     III-1
pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

There are no family relationships among the officers and directors of the General Partner.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) Security Ownership of Certain Beneficial Owners.

         No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2000.

         (b) Security Ownership of Management.

         At March 1, 2000, Presidio, the General Partner and their affiliates, officers and directors owned as a group 2,519 Units representing less than 1% of the total number of Units outstanding.

         (c) Changes in Control.

         There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

No director or officer of the General Partner received any direct remuneration from Registrant during the year ended December 31, 1999.

The General Partner did not receive management fees for the performance of management services during 1999.

The General Partner's share of Registrant's taxable loss for the year ended December 31, 1999 amounted to $312,350.


                                     III-2

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.       Financial Statements

         See Index to Financial Statements and Supplementary Data in Part II,
         Item 8.

2.       Financial Schedules

         Schedule II. Valuation and Qualifying Accounts (See Index to Financial Statements and Supplementary Data in Part II, Item 8).

3.    Exhibits

         3        Certificate of Limited Partnership.(1)

         4        Limited Partnership Agreement.(1)

         10.1 Agreement between Registrant and Integrated Aircraft Fund Management Corp.(1)

         10.2 Form of Trust Agreement between Integrated Aircraft Fund Management Corp., as beneficiary, and First Security Bank of Utah, N.A., as trustee.(1)

         10.3 Form of Aircraft Purchase Agreement between Integrated Aircraft Fund Management Corp. and Continental Airlines, Inc.(1)

         10.4 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, Integrated Aircraft Fund Management Corp. and Continental Airlines, Inc.(1)

                  Note: substantially identical leases in all material respects except for the dates of term and rental amounts cover the equipment described under "Properties" as purchased on April 20, 1988 and the McDonnell Douglas DC-9-32 aircraft purchased on May 13, 1988.(1)

         10.5 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee and Midway Airlines, Inc.(1)

         10.6 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Braathens South-American and Far East Airtransport A/S.(2)

         10.7 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and U.S. Air, Inc.(2)

                  Note: substantially identical leases in all material respects except for dates of term and rental amounts cover the equipment described in "Properties" as purchased on December 15, 1988 and in "Business - General" as purchased on January 18, 1989.

         10.8 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Southwest Airlines Co.(2)

         10.9 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Alaska Airlines.(3)

         10.10 Form of Lease Agreement I between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.3 10.11 Form of Lease Agreement II between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.(3)

         10.11 Form of Lease Agreement II between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.(3)


         10.12 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Hawaiian Airlines, Inc.(4)

         10.13 Form of Lease Agreement dated as of May 1, 1991, between First Security Bank of Utah, N.A., as trustee, and Southwest Airlines Co. to be supplemented by Lease Agreement No. 1 dated June 14, 1991 and Amendment No. 2 to Lease Agreement dated as of May 1, 1991.(5)

         10.14 Form 11 of Lease Amendment No. 2 dated as of February 27, 1992 between First Security Bank of Utah, N.A., as trustee and Braathens South-American and Far East Airtransport A/S.(5)

         10.15 Form of Lease Agreement No. 3 dated as of March 23, 1992 between First Security Bank of Utah, N.A., as trustee and Braathens South-American and Far East Airtransport A/S.(5)

         10.16 Form of Purchase Agreement dated as of May 19, 1992 between Alaska Airlines, Inc. and First Security Bank of Utah, N.A., as trustee and lessor.(5)

         10.17 Termination Agreement dated July 28, 1992 by and among Integrated Aircraft Fund Management Corp., Registrant and Citicorp Aircraft Management, Inc.(5)

         10.18 Lease Amendment No. 2 dated as of July 7, 1992 between First Security Bank of Utah, N.A., as trustee and Braathens South-American and Far East Airtransport A/S.(5)

         10.19 Remarketing Agreement between Integrated Aircraft Fund Management Corp. and Aviation Capital Group, L.P., dated August 1, 1992.(6)

         10.20 Amendment No. 3 dated as of August 1, 1992 to the Lease Agreement dated as of May 1, 1991 between First Security Bank of Utah, N.A., as trustee and Southwest Airlines Co.(6)

         10.21 Amendment No. 1 dated as of November 1, 1992 to the Lease Agreement dated as of December 1, 1988 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.(6)

         10.22 Amendment No. 2 dated as of December 1, 1992 to the Lease Agreement dated as of December 1, 1988 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.(6)

         10.23 Amendment No. 1 dated as of November 1, 1992 to the Lease Agreement dated as of January 1, 1989 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.(6)

         10.24 Lease Agreement dated January 5, 1993 between First Security Bank of Utah, N.A., as trustee, and Continental Airlines, Inc.(6)

         10.25 Participation Agreement dated January 5, 1993 between First Security Bank of Utah, N.A., as trustee, Registrant and Continental Airlines, Inc.(6)

         10.26 Amendment No. 2 dated as of December 1, 1993 to the Lease Agreement dated as of January 1, 1989 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.(7)

         10.27 Amendment No. 3 dated as of December 1, 1993 to the Lease Agreement dated as of December 1, 1988 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.(7)

         10.28 Amendment dated as of December 1, 1993 to Lease Agreement II between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.(7)

         10.29 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, Registrant, as lessor, and Ladeco S.A.(7)

                  Note: a substantially identical lease in all material respects except for dates of term and rental amounts covers the Second Alaska Aircraft. See "Business - Recent Developments, Alaska Airlines".

         10.30 Lease Agreement dated as of November 5, 1993 between First Security Bank of Utah, N.A., as trustee, and American Trans Air, Inc.(7)

         10.31 Lease Agreement dated as of November 1, 1994 between First Security Bank of Utah, N.A., as trustee, and American Trans Air, Inc.(8)

         10.32 Lease Agreement dated as of November 10, 1994 between First Security Bank of Utah, N.A., as trustee, and American Trans Air, Inc. (8)

         10.33 Lease Amendment and Extension Agreement, dated as of July 20, 1994, between First Security Bank of Utah N.A., as trustee, and Southwest Airlines Co. (8)

         10.34 Second Lease Extension Agreement, dated as of July 5, 1995, between First Security Bank of Utah, N.A., as trustee, and Southwest Airlines Co.

         10.35 Form of Purchase Agreement, dated April 15, 1996, between Southwest Airlines Co. ("Purchaser"), First Security Bank of Utah N.A. ("Trustee") and Aircraft Income Partners L.P. ("Beneficiary") (10)

         10.36 Lease Amendment, dated January 1, 1997, between First Security Bank of Utah N.A., as Trustee, and Hawaiian Airlines, Inc.
                  (10)

         10.37 Lease Amendment and Extension Agreement, dated June 24, 1996, between First Security Bank of Utah N.A., as Trustee, and American Trans Air, Inc. (10)

         10.38 Lease Amendment and Extension Agreement, dated July 29, 1996, between First Security Bank of Utah N.A., as Trustee, and Aloha Airlines, Inc. (10)

         28 Prospectus of Registrant dated February 29, 1988, as supplemented by Supplements dated May 20, 1988, August 16, 1988, November 4, 1988, January 6, 1989 and February 28, 1989 filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933.(1)

(b) Current reports on Form 8-K filed during the last quarter of Registrant's fiscal year

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

         *        Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf
by the undersigned, thereunto duly authorized, on the 29th day of [    ].

AIRCRAFT INCOME PARTNERS L.P.

By:   INTEGRATED AIRCRAFT FUND MANAGEMENT CORP.
      General Partner

                                                                    Date
                                                                    ----

By:   /s/ Michael L. Ashner                                   March 29, 2000
      ---------------------
      Michael L. Ashner
      President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in their capacities as directors and/or officers (as to the Managing General Partner) on the date indicated below.

     Signature                            Title                   Date

/s/ Michael L. Ashner             Director and President         March 29, 2000
----------------------
Michael L. Ashner


/s/ Carolyn Tiffany               Vice President and             March 29, 2000
---------------------               Treasurer
Carolyn Tiffany

                                 EXHIBIT INDEX

Exhibits                                                                 Page
--------                                                                Number
                                                                        ------

3        Certificate of Limited Partnership.(1)

4        Limited Partnership Agreement.(1)

10.1     Agreement between Registrant and Integrated Aircraft Fund Management
         Corp.(1)

10.2 Form of Trust Agreement between Integrated Aircraft Fund Management Corp., as beneficiary, and First Security Bank of Utah, N.A., as trustee.(1)

10.3 Form of Aircraft Purchase Agreement between Integrated Aircraft Fund Management Corp. and Continental Airlines, Inc.(1)

10.4 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, Integrated Aircraft Fund Management Corp. and Continental Airlines, Inc.(1)

         Note: substantially identical leases in all material respects except for the dates of term and rental amounts cover the equipment described under "Properties" as purchased on April 20, 1988 and the McDonnell Douglas DC-9-32 aircraft purchased on May 13, 1988.(1)

10.5 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee and Midway Airlines, Inc.(1)

10.6 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Braathens South-American and Far East Airtransport A/S.(2)

10.7 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and U.S. Air, Inc.(2)

         Note: substantially identical leases in all material respects except for dates of term and rental amounts cover the equipment described in "Properties" as purchased on December 15, 1988 and in "Business - General" as purchased on January 18, 1989.

10.8 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Southwest Airlines Co.(2)

10.9 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Alaska Airlines.(3)

10.10 Form of Lease Agreement I between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.(3)

10.11 Form of Lease Agreement II between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.(3)

10.12 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Hawaiian Airlines, Inc.(4)

10.13 Form of Lease Agreement dated as of May 1, 1991, between First Security Bank of Utah, N.A., as trustee, and Southwest Airlines Co. to be supplemented by Lease Agreement No. 1 dated June 14, 1991 and Amendment No. 2 to Lease Agreement dated as of May 1, 1991.(5)

10.14 Form 11 of Lease Amendment No. 2 dated as of February 27, 1992 between First Security Bank of Utah, N.A., as trustee and Braathens South-American and Far East Airtransport A/S.(5)

10.15 Form of Lease Agreement No. 3 dated as of March 23, 1992 between First Security Bank of Utah, N.A., as trustee and Braathens South-American and Far East Airtransport A/S.(5)

10.16 Form of Purchase Agreement dated as of May 19, 1992 between Alaska Airlines, Inc. and First Security Bank of Utah, N.A., as trustee and lessor.(5)

10.17 Termination Agreement dated July 28, 1992 by and among Integrated Aircraft Fund Management Corp., Registrant and Citicorp Aircraft Management, Inc.(5)

10.18 Lease Amendment No. 2 dated as of July 7, 1992 between First Security Bank of Utah, N.A., as trustee and Braathens South-American and Far East Airtransport A/S.(5)

10.19 Remarketing Agreement between Integrated Aircraft Fund Management Corp. and Aviation Capital Group, L.P., dated August 1, 1992.(6)

10.20 Amendment No. 3 dated as of August 1, 1992 to the Lease Agreement dated as of May 1, 1991 between First Security Bank of Utah, N.A., as trustee and Southwest Airlines Co.(6)

10.21 Amendment No. 1 dated as of November 1, 1992 to the Lease Agreement dated as of December 1, 1988 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.(6)

10.22 Amendment No. 2 dated as of December 1, 1992 to the Lease Agreement dated as of December 1, 1988 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.(6)

10.23 Amendment No. 1 dated as of November 1, 1992 to the Lease Agreement dated as of January 1, 1989 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.(6)

10.24 Lease Agreement dated January 5, 1993 between First Security Bank of Utah, N.A., as trustee, and Continental Airlines, Inc.(6)

10.25 Participation Agreement dated January 5, 1993 between First Security Bank of Utah, N.A., as trustee, Registrant and Continental Airlines, Inc.(6)

10.26 Amendment No. 2 dated as of December 1, 1993 to the Lease Agreement dated as of January 1, 1989 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.(7)

10.27 Amendment No. 3 dated as of December 1, 1993 to the Lease Agreement dated as of December 1, 1988 between First Security Bank of Utah, N.A., as trustee and USAir, Inc.(7)

10.28 Amendment dated as of December 1, 1993 to Lease Agreement II between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.(7)

10.29 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, Registrant, as lessor, and Ladeco S.A.(7)

Note: a substantially identical lease in all material respects except for dates of term and rental amounts covers the Second Alaska Aircraft. See "Business - Recent Developments, Alaska Airlines".

10.30 Lease Agreement dated as of November 5, 1993 between First Security Bank of Utah, N.A., as trustee, and American Trans Air, Inc.(7)

10.31 Lease Agreement dated as of November 1, 1994 between First Security Bank of Utah, N.A., as trustee, and American Trans Air, Inc.(8)

10.32 Lease Agreement dated as of November 10, 1994 between First Security Bank of Utah, N.A., as trustee, and American Trans Air, Inc. (8)

10.33 Lease Amendment and Extension Agreement, dated as of July 20, 1994, between First Security Bank of Utah N.A., as trustee, and Southwest Airlines Co. (8)

10.34 Second Lease Extension Agreement, dated as of July 5, 1995, between First Security Bank of Utah, N.A., as trustee, and Southwest Airlines Co. (8)

10.35 Form of Purchase Agreement, dated April 15, 1996, between Southwest Airlines Co. ("Purchaser"), First Security Bank of Utah N.A. ("Trustee") and Aircraft Income Partners L.P. ("Beneficiary") (10)

10.36 Lease Amendment, dated January 1, 1997, between First Security Bank of Utah N.A., as Trustee, and Hawaiian Airlines, Inc. (10)

10.37 Lease Amendment and Extension Agreement, dated June 24, 1996, between First Security Bank of Utah N.A., as Trustee, and American Trans Air, Inc. (10)

10.38 Lease Amendment and Extension Agreement, dated July 29, 1996, between First Security Bank of Utah N.A., as Trustee, and Aloha Airlines, Inc.
         (10)

28 Prospectus of Registrant dated February 29, 1988, as supplemented by Supplements dated May 20, 1988, August 16, 1988, November 4, 1988, January 6, 1989 and February 28, 1989 filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933.(1)

-------------------------
1 Filed as an exhibit to Registrant's Registration Statement on Form S-1 (33-18891), and incorporated herein by reference.

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