Form 10-Q
period 2000-03-31
AIRCRAFT INCOME PARTNERS L P
filed 2000-05-15
CIK 826156

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

                          5 Cambridge Center, 9th Floor
                         Cambridge, Massachusetts 02142
                    (Address of principal executive offices)

                                 (617) 234-3000
              (Registrant's telephone number, including area code)

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

                   Yes    X                                No
                       ------

================================================================================

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-Q - MARCH 31, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

           BALANCE SHEETS - March 31, 2000 and December 31, 1999 .........................................     1


           STATEMENTS OF OPERATIONS - For the three months ended March 31, 2000
                 and 1999 ................................................................................     2


           STATEMENT OF PARTNERS' EQUITY - For the three months ended
                 March 31, 2000 ..........................................................................     3


           STATEMENTS OF CASH FLOWS - For the three months ended March 31, 2000
                 and 1999 ................................................................................     4


           NOTES TO FINANCIAL STATEMENTS .................................................................     5


      ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS .....................................................     8

      ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................     9


PART II - OTHER INFORMATION

      ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K ........................................................    10


SIGNATURES      ..............................................................................................11


                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-Q - MARCH 31, 2000



PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 BALANCE SHEETS


                                                                                      March 31,      December 31,
                                                                                        2000            1999
                                                                                        -----           ----
 ASSETS

      Equipment held for sale, net                                                   $        -       $  573,982
      Cash and cash equivalents                                                       3,983,834        7,411,200
      Other receivables                                                                  26,250           34,560
                                                                                     ----------       ----------

                                                                                     $4,010,084       $8,019,742
                                                                                     ==========       ==========

 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Accounts payable and accrued expenses                                          $   91,273        $ 115,253
                                                                                     ----------        ---------

 Commitments and contingencies

 Partners' equity
          Limited partners' equity (385,805 units
             issued and outstanding)                                                  3,517,975        7,105,085
          General partner's equity                                                      400,836          799,404
                                                                                     ----------       ----------

          Total partners' equity                                                      3,918,811        7,904,489
                                                                                     ----------       ----------

                                                                                     $4,010,084       $8,019,742
                                                                                     ==========       ==========




                       See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-Q - MARCH 31, 2000




                            STATEMENTS OF OPERATIONS

                                                                                        For the three months ended
                                                                                                 March 31,
                                                                                                 ---------

                                                                                         2000               1999
                                                                                         ----               ----
 Revenues
      Interest                                                                          $84,263         $    42,623
      Other income                                                                                           66,012
                                                                                        -------         -----------

                                                                                         84,286             108,635
                                                                                        -------         -----------

 Costs and expenses
      Provision for equipment impairment                                                      -           1,891,000
      General and administrative                                                         61,474             147,198
      Operating                                                                           8,490             123,720
      Other expenses                                                                          -              38,000
                                                                                        -------         ------------
                                                                                         69,964           2,199,918
                                                                                        -------         ------------

 Net income (loss)                                                                      $14,322         $(2,091,283)
                                                                                        =======         ============

 Net income (loss) attributable
      Limited partners                                                                  $12,890         $(1,882,155)
      General partners                                                                    1,432            (209,128)
                                                                                        -------         ------------

                                                                                        $14,322         $(2,091,283)
                                                                                        =======         ============


 Net income (loss) per unit of limited
      partnership interest (385,805 units
      outstanding)                                                                      $   .03         $     (4.88)
                                                                                        =======         ============



                       See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-Q - MARCH 31, 2000




                          STATEMENT OF PARTNERS' EQUITY

                                                                      Limited           General           Total
                                                                     Partners'         Partner's        Partners'
                                                                      Equity            Equity           Equity
                                                                      ------            ------           ------
 Balance, January 1, 2000                                         $  7,105,085       $  799,404       $  7,904,489

 Net income for the three months
      ended March 31, 2000                                              12,890            1,432             14,322

 Distribution to partners ($9.33 per limited
      partnership unit)                                            (3,600,000)        (400,000)        (4,000,000)
                                                                  ------------       ----------        -----------

 Balance, March 31, 2000                                          $  3,517,975       $  400,836       $  3,918,811
                                                                  ============       ==========       ===========



                       See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-Q - MARCH 31, 2000




                            STATEMENTS OF CASH FLOWS

                                                                                           For the three months ended
                                                                                                    March 31
                                                                                                    --------
                                                                                             2000              1999
                                                                                             -----             ----
 DECREASE IN CASH AND
 CASH EQUIVALENTS

 Cash flows from operating activities
      Net income (loss)                                                                  $     14,322      $(2,091,283)
      Adjustments to reconcile net income (loss) to net
          cash used in operating activities
             Provision for equipment impairment                                                     -        1,891,000
      Changes in operating assets and liabilities
          Prepaid expenses                                                                          -          (24,944)
          Other receivables                                                                    8,310            16,453
          Accounts payable and accrued expenses                                              (23,980)         (330,160)
                                                                                         -----------       -----------
                 Net cash used in operating activities                                        (1,348)         (538,934)
                                                                                         -----------       -----------
 Cash flows from investing activities
      Proceeds from sale of aircraft, net                                                    573,982                 -
                                                                                         -----------       -----------
 Cash flows from financing activities
      Distribution to partners                                                            (4,000,000)                -
                                                                                         -----------       -----------
 Net decrease in cash and cash equivalents                                                (3,427,366)         (538,934)

 Cash and cash equivalents, beginning of period                                            7,411,200         4,199,804
                                                                                         -----------       -----------

 Cash and cash equivalents, end of period                                                $ 3,983,834       $ 3,660,870
                                                                                         ============      ===========


                       See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-Q - MARCH 31, 2000






                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information of Aircraft Income Partners L.P. (the "Partnership") contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, footnotes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. The accounting policies used in preparing these financial statements are consistent with those described in the December 31, 1999 financial statements. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

2        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

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

         In August 1997, Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provided until October 21, 1999 the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the three months ended March 31, 2000 and 1999, reimbursable expense paid to NorthStar Presidio amounted to $0 and $2,250.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-Q - MARCH 31, 2000



                          NOTES TO FINANCIAL STATEMENTS

2        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

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

         IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. IAFM received $400,000 in distributions for the three months ended March 31, 2000. No distributions were paid with respect to the three months ended March 31,1999.

         As compensation for the foregoing services, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM did not earn any management fees for the three months ended March 31, 2000 and 1999.

3        AIRCRAFT SALES

         On January 19, 2000, the Partnership sold to an unaffiliated third party its sole remaining aircraft, a McDonnell Douglas DC9-30, for gross proceeds of $650,000. Costs associated with the sale amounted to approximately $77,000. At the time of the sale, the aircraft had a net carrying value of approximately $574,000.

4        DISTRIBUTION TO PARTNERS

         During February 2000, the Partnership declared and paid a $4,000,000 distribution to partners of record as of January 1, 2000. Of this amount, the limited partners collectively received $3,600,000 or $9.33 per Unit.

5        COMMITMENTS AND CONTINGENCIES

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

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-Q - MARCH 31, 2000



                          NOTES TO FINANCIAL STATEMENTS

5        COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         The Partnership recently reached a settlement with Aloha pursuant to which Aloha agreed to indemnify the Partnership for any costs it may ultimately incur. The Partnership has further been advised that Hawaiian is pursuing a legislative remedy. The Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any provision or liability as a result of the proposed notices of assessment.

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-Q - MARCH 31, 2000

Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this form 10-Q contain certain forward-looking statements and involve risks uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

The Partnership's level of liquidity based upon cash and cash equivalents decrease by $3,427,366 during the three months ended March 31, 2000, as compared to December 31, 1999. The decrease is due to $4,000,000 of cash used for partner distributions (financing activities) and $1,348 of cash used in operations partially offset by $573,982 of cash from the sale of the McDonnell Douglas DC-9-30 Aircraft (financing activities). At March 31, 2000 the Partnership had $3,983,834 in cash and cash equivalents which had been invested primarily in money market mutual funds.

During February 2000, the Partnership declared and paid a $4,000,000 distribution to the Unitholders of record as of January 1, 2000. Of this amount, the limited partners collectively received $3,600,000 or $9.33 per Unit. It is not anticipated at this time that any further distributions will be made to partners until the resolution of the Hawaiian GET matter (see below).

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

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-Q - MARCH 31, 2000




Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (continued)

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

The Partnership recently reached a settlement with Aloha pursuant to which Aloha agreed to indemnify the Partnership for any costs it may ultimately incur. The Partnership has further been advised that Hawaiian is pursuing a legislative remedy. The Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any liability as a result of the proposed notices of assessment.

Upon resolution of the tax examination relating to the GET, the managing general partner will then prepare a final accounting of the Partnership's assets and liabilities, commence the dissolution and termination of the Partnership and make a final distribution to partners.

Inflation has not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from this factor. The softness in the aircraft industry and resulting decline in the value of the types of aircraft owned by the Partnership have resulted in the Partnership providing allowances for equipment impairment.

Results of Operations

Net income increased for the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999, principally due to no operating Aircraft expenses or impairment provision.

Revenues decreased for the three months ended March 31, 2000 compared to the corresponding periods in the prior year principally due to decrease on other income (investor transfer fees) partially offset by increased interest income due to higher invested cash balances.

Costs and expenses decreased for the three months ended March 31, 2000 compared to the corresponding period of the prior year principally due to no Aircraft operations as all equipment has been sold as of February 2000. The decrease in general and administrative expenses is the result of lower professional fees.

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-Q - MARCH 31, 2000



Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-Q - MARCH 31, 2000



PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits:  27.       Financial Data Schedule.

(b)            Reports on Form 8-K:  None

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-Q - MARCH 31, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AIRCRAFT INCOME PARTNERS L.P.

                                  BY: Integrated Aircraft Fund Management Corp.,
                                      General Partner
Date: May 14, 2000                    By:  /S/ Michael L. Ashner
                                           ---------------------
                                           Michael L. Ashner
                                           President and Director
                                           (Principal Executive Officer)

Date: May 14, 2000                    By: /S/ Carolyn B. Tiffany
                                          ----------------------
                                          Carolyn B. Tiffany
                                          Vice President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)