Form 10-Q
period 2000-06-30
AIRCRAFT INCOME PARTNERS L P
filed 2000-08-15
CIK 826156

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                 --------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-17785
                                                -------

                         AIRCRAFT INCOME PARTNERS L.P.
                         -----------------------------
             (Exact name of Registrant as specified in its charter)


                 Delaware                             13-3430508
         -------------------------------          ------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

         Five Cambridge Center, Cambridge, MA         02142-1493
        ---------------------------------------   ------------------
        (Address of principal executive office)       (Zip Code)

     Registrant's telephone number, including area code (617) 234-3000
                                                         -------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----       -----

                          AIRCRAFT INCOME PARTNERS L.P.

                             FORM 10-Q JUNE 30, 2000
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                     JUNE 30,    DECEMBER 31,
                                                       2000          1999
                                                    ----------   -----------

ASSETS

Equipment held for sale, net ....................   $     --     $  573,982
Cash and cash equivalents .......................    3,866,848    7,411,200
Other receivables ...............................         --         34,560
                                                    ----------   ----------

      Total Assets ..............................   $3,866,848   $8,019,742
                                                    ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses ...........   $   64,898   $  115,253
                                                    ----------   ----------

         Total Liabilities ......................       64,898      115,253
                                                    ----------   ----------

Commitments and Contingencies

Partners' Equity:

Limited partners' equity (385,805 units
   issued and outstanding) ......................    3,412,800    7,105,085
General partner's equity ........................      389,150      799,404
                                                    ----------   ----------

         Total Partners' Equity .................    3,801,950    7,904,489
                                                    ----------   ----------

         Total Liabilities and Partners' Equity .   $3,866,848   $8,019,742
                                                    ==========   ==========


                       See notes to financial statements.

                                     2 of 14

                       AIRCRAFT INCOME PARTNERS L.P.
                       -----------------------------

                          FORM 10-Q JUNE 30, 2000
                          -----------------------



STATEMENTS OF OPERATIONS (UNAUDITED)             FOR THE SIX MONTHS ENDED
                                                   JUNE 30,      JUNE 30,
                                                     2000          1999
                                                -----------    -----------

Revenues:

      Interest ..............................   $   140,544    $    84,824
      Other income ..........................          --           98,672
                                                -----------    -----------

         Total revenues .....................       140,544        183,496
                                                -----------    -----------

Costs and Expenses:

      Provision for equipment impairment ....          --        2,071,000
      General and administrative ............       234,593        334,637
      Operating .............................         8,490        191,087
      Other expenses ........................          --           38,000
                                                -----------    -----------

         Total costs and expenses ...........       243,083      2,634,724
                                                -----------    -----------

      Net loss ..............................   $  (102,539)   $(2,451,228)
                                                ===========    ===========

Net loss attributable to:

      Limited partners ......................   $   (92,285)   $(2,206,105)

      General partner .......................       (10,254)      (245,123)
                                                -----------    -----------

                                                $  (102,539)   $(2,451,228)
                                                ===========    ===========

Net loss per unit of limited partnership
      interest (385,805 units outstanding) ..   $     (0.24)   $     (5.72)
                                                ===========    ===========



                       See notes to financial statements.

                                     3 of 14

                                               AIRCRAFT INCOME PARTNERS L.P.

                                                  FORM 10-Q JUNE 30, 2000


STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED
                                                   JUNE 30,       JUNE 30,
                                                     2000           1999
                                                   ---------     ---------
Revenues:

      Interest ................................    $  56,281     $  42,201
      Other income ............................         --          32,661
                                                   ---------     ---------

         Total revenues .......................       56,281        74,862
                                                   ---------     ---------

Costs and Expenses:

      Provision for equipment impairment ......         --         180,000
      General and administrative ..............      173,119       187,439
      Operating ...............................         --          67,367
                                                   ---------     ---------

         Total costs and expenses .............      173,119       434,806
                                                   ---------     ---------

      Net loss ................................    $(116,838)    $(359,944)
                                                   =========     =========

Net loss attributable to:

      Limited partners ........................    $(105,154)    $(323,950)

      General partner .........................      (11,684)      (35,994)
                                                   ---------     ---------

                                                   $(116,838)    $(359,944)
                                                   =========     =========

Net loss per unit of limited partnership
      interest (385,805 units outstanding) ....    $   (0.27)    $   (0.84)
                                                   =========     =========







                       See notes to financial statements.

                                     4 of 14

                          AIRCRAFT INCOME PARTNERS L.P.

                             FORM 10-Q JUNE 30, 2000


STATEMENT OF PARTNERS' EQUITY (UNAUDITED)




                                            LIMITED        GENERAL         TOTAL
                                            PARTNERS'      PARTNER'S      PARTNERS'
                                             EQUITY         EQUITY         EQUITY
                                          -----------    -----------    -----------
Balance - January 1, 2000 .............   $ 7,105,085    $   799,404    $ 7,904,489

 Net loss .............................       (92,285)       (10,254)      (102,539)

 Distribution to partners ($9.33 per
  limited partnership unit) ...........    (3,600,000)      (400,000)    (4,000,000)
                                          -----------    -----------    -----------

Balance - June 30, 2000 ...............   $ 3,412,800    $   389,150    $ 3,801,950
                                          ===========    ===========    ===========

                       See notes to financial statements.

                                    5 of 14

                               AIRCRAFT INCOME PARTNERS L.P.

                                  FORM 10-Q JUNE 30, 2000


STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,       JUNE 30,
                                                                    2000           1999
                                                                 -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .....................................................   $  (102,539)   $(2,451,228)

Adjustments to reconcile net loss to net cash used in
  operating activities:
      Provision for equipment impairment .....................          --        2,071,000
      Changes in assets and liabilities:
         Deferred costs ......................................          --            5,132
         Prepaid expenses ....................................          --          (14,703)
         Other receivables ...................................        34,560         29,895
         Accounts payable and accrued expenses ...............       (50,355)      (357,779)
                                                                 -----------    -----------

Net cash used in operating activities ........................      (118,334)      (717,683)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sale of aircraft, net ....................       573,982      1,824,427
                                                                 -----------    -----------

Cash provided by investing activities ........................       573,982      1,824,427
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Distribution to Partners ...............................    (4,000,000)          --
                                                                 -----------    -----------

Cash used in financing activities ............................    (4,000,000)          --
                                                                 -----------    -----------

Net (decrease) increase in cash and cash equivalents .........    (3,544,352)     1,106,744

Cash and cash equivalents, beginning of period ...............     7,411,200      4,199,804
                                                                 -----------    -----------

Cash and cash equivalents, end of period .....................   $ 3,866,848    $ 5,306,548
                                                                 ===========    ===========

                       See notes to financial statements.

                                     6 of 14

                          AIRCRAFT INCOME PARTNERS L.P.

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL INFORMATION

     The summarized financial information of Aircraft Income Partners L.P. (the "Partnership") contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, footnotes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. The accounting policies used in preparing these financial statements are consistent with those described in the December 31, 1999 financial statements. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     The general partner of the Partnership, Integrated Aircraft Fund Management Corp. ("IAFM"), is a wholly owned subsidiary of Presidio Capital Corp. ("Presidio").

     Subject to the rights of the Partnership's agreement of the Limited Partner's ("Partnership Agreement"), Presidio controls the Partnership through its indirect ownership of all of the shares of IAFM. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio, the corporate parent of IAFM. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of IAFM. Effective July 31, 1998, Presidio is indirectly owned by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation.

     In August 1997, Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provided until October 21, 1999 the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the six months ended June 30, 2000 and 1999, reimbursable expense paid to NorthStar Presidio amounted to $0 and $23,522, respectively.

     On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

     As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership Agreement to, among other things, cause the Partnership to acquire an asset or file for bankruptcy.


                                     7 of 14

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                             FORM 10-Q JUNE 30, 2000
                             -----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

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

     IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. IAFM received $400,000 in distributions for the six months ended June 30, 2000. No distributions were paid with respect to the six months ended June 30,1999.

     In addition, IAFM receives the management fee provided for in the Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM did not earn any management fees for the six months ended June 30, 2000 and 1999.

3.   AIRCRAFT SALES

     On January 19, 2000, the Partnership sold to an unaffiliated third party its sole remaining aircraft, a McDonnell Douglas DC9-30, for gross proceeds of $650,000. Costs associated with the sale amounted to approximately $77,000. At the time of the sale, the aircraft had a net carrying value of approximately $574,000.

4.   DISTRIBUTION TO PARTNERS

     During February 2000, the Partnership declared and paid a $4,000,000 distribution to partners of record as of January 1, 2000. Of this amount, the limited partners collectively received $3,600,000 or $9.33 per Unit.

5.   COMMITMENTS AND CONTINGENCIES

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


                                    8 of 14

                         AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                             FORM 10-Q JUNE 30, 2000
                             -----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


5.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     CONTINENTAL AIRLINES, INC.

     During 1997, the leases of three McDonnell Douglas Model DC9-32 aircraft owned by the Partnership and leased to Continental Airlines, Inc. ("Continental") were extended to September 1998 (2 aircraft) and December 1998 (1 aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

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


                                     9 of 14

                          AIRCRAFT INCOME PARTNERS L.P.

                             FORM 10-Q JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

     This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

     LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's level of liquidity based upon cash and cash equivalents decrease by $3,544,352 during the six months ended June 30, 2000, as compared to December 31, 1999. The decrease is due to $4,000,000 of cash used for partner distributions (financing activities) and $118,334 of cash used in operations, which was partially offset by $573,982 of cash from the sale of the McDonnell Douglas DC-9-30 Aircraft (investing activities). At June 30, 2000, the Partnership had $3,866,848 in cash and cash equivalents which had been invested primarily in money market mutual funds.

     During February 2000, the Partnership declared and paid a $4,000,000 distribution to the Unitholders of records as of January 1, 2000. Of this amount, the limited partners collectively received $3,600,000 or $9.33 per Unit. It is not anticipated at this time that any further distributions will be made to partners until the resolution of the Hawaiian GET matter (see below).

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


                                    10 of 14

                          AIRCRAFT INCOME PARTNERS L.P.

                             FORM 10-Q JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     During 1997, the leases of three McDonnell Douglas Model DC9-32 aircraft owned by the Partnership and leased to Continental Airlines, Inc. ("Continental") were extended to September 1998 (2 aircraft) and December 1998 (1 aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

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

     The State of Hawaii has never previously applied the GET to rentals received by a lessor of aircraft where the lessors only contact with the State of Hawaii is the fact that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Partnership, have separately engaged tax counsel and both airlines are cooperating with the Partnership in vigorously contesting the proposed assessments.

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


                                    11 of 14

                          AIRCRAFT INCOME PARTNERS L.P.

                             FORM 10-Q JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Upon resolution of the tax examination relating to the GET, the managing general partner will then prepare a final accounting of the Partnership's assets and liabilities, commence the dissolution and termination of the Partnership and make a final distribution to partners.

     RESULTS OF OPERATIONS

     Net loss decreased for the three and six month periods ended June 30, 2000 compared to the three and six month periods ended June 30, 1999, principally due to no operating Aircraft expenses or impairment provision.

     Revenues decreased for the three and six month periods ended June 30, 2000 compared to the corresponding periods of the prior year principally due to decrease on other income (investor transfer fees) partially offset by increased interest income due to higher invested cash balances.

     Costs and expenses decreased for the three and six month periods ended June 30, 2000 compared to the corresponding periods of the prior year principally due to no Aircraft operations as all equipment has been sold as of February 2000. The decrease in general and administrative expenses is the result of lower professional fees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

                                    12 of 14

                          AIRCRAFT INCOME PARTNERS L.P.

                             FORM 10-Q JUNE 30, 2000



PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        A.   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        A.   Exhibits: 27 Financial Data Schedule.

        B.   Reports on Form 8-K: None.


                                    13 of 14

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                             FORM 10-Q JUNE 30, 2000
                             -----------------------


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AIRCRAFT INCOME PARTNERS L.P.
                               -----------------------------


                               BY:  Integrated Aircraft Fund Management Corp.
                                    ----------------------------------------
                                    General Partner



                               BY:  /s/ MICHAEL L. ASHNER
                                    ----------------------------------------
                                        Michael L. Ashner
                                        President and Director
                                        (Principal Executive Officer)


                               BY:  /s/ CAROLYN B. TIFFANY
                                    ----------------------------------------
                                        Carolyn B. Tiffany
                                        Vice President and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)






                             Dated: August 14, 2000




                                    14 of 14