Form 10-Q
period 2000-09-30
AIRCRAFT INCOME PARTNERS L P
filed 2000-11-13
CIK 826156

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

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

================================================================================


                                    1 OF 15

                          AIRCRAFT INCOME PARTNERS L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                              SEPTEMBER 30,  DECEMBER 31,
                                                   2000          1999
                                              ------------   -----------
Assets

Equipment held for sale, net                    $     --     $  573,982
Cash and cash equivalents                        3,904,377    7,411,200
Other receivables                                     --         34,560
                                                ----------   ----------
     Total Assets                               $3,904,377   $8,019,742
                                                ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses           $   99,718   $  115,253
                                                ----------   ----------
       Total Liabilities                            99,718      115,253
                                                ----------   ----------
Commitments and Contingencies

Partners' Equity:

Limited partners' equity (385,805 units
   issued and outstanding)                       3,415,238    7,105,085
General partner's equity                           389,421      799,404
                                                ----------   ----------
       Total Partners' Equity                    3,804,659    7,904,489
                                                ----------   ----------
       Total Liabilities and Partners' Equity   $3,904,377   $8,019,742
                                                ==========   ==========




                       See notes to financial statements.



                                     2 of 15

                          AIRCRAFT INCOME PARTNERS L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

STATEMENTS OF OPERATIONS (UNAUDITED)

                                              FOR THE NINE MONTHS ENDED
                                             ----------------------------
                                             SEPTEMBER 30,  SEPTEMBER 30,
                                                 2000          1999
                                             ------------    ------------
Revenues:
     Settlement income                        $      --      $ 1,638,913
     Interest                                     199,740        152,966
     Other income                                    --           98,672
                                              -----------    -----------
       Total revenues                             199,740      1,890,551
                                              -----------    -----------
Costs and Expenses:
     Provision for equipment impairment              --        2,071,000
     General and administrative                   291,080        470,832
     Operating                                      8,490        201,397
     Other expenses                                  --           38,000
                                              -----------    -----------
       Total costs and expenses                   299,570      2,781,229
                                              -----------    -----------
       Loss before gain on sale of aircraft       (99,830)      (890,678)
       Gain on sale of aircraft - net                --          111,550
                                              -----------    -----------
       Net loss                               $   (99,830)   $  (779,128)
                                              ===========    ===========
Net loss attributable to:
       Limited partners                       $   (89,847)   $  (701,215)
       General partner                             (9,983)       (77,913)
                                              -----------    -----------
                                              $   (99,830)   $  (779,128)
                                              ===========    ===========
Net loss per unit of limited partnership
     interest (385,805 units outstanding)     $     (0.23)   $     (1.82)
                                              ===========    ===========


                       See notes to financial statements.



                                     3 of 15

                          AIRCRAFT INCOME PARTNERS L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

STATEMENTS OF OPERATIONS (UNAUDITED)


                                               FOR THE THREE MONTHS ENDED
                                               --------------------------
                                               SEPTEMBER 30, SEPTEMBER 30,
                                                   2000          1999
                                               -----------   ------------
Revenues:
     Settlement income                          $     --     $1,638,913
     Interest                                       59,196       68,142
                                                ----------   ----------
       Total revenues                               59,196    1,707,055
                                                ----------   ----------
Costs and Expenses:
     General and administrative                     56,487      136,195
     Operating                                        --         10,310
                                                ----------   ----------
       Total costs and expenses                     56,487      146,505
                                                ----------   ----------
       Income before gain on sale of aircraft        2,709    1,560,550
       Gain on sale of aircraft - net                 --        111,550
                                                ----------   ----------
       Net income                               $    2,709   $1,672,100
                                                ==========   ==========
Net income attributable to:
       Limited partners                         $    2,438   $1,504,890
       General partner                                 271      167,210
                                                ----------   ----------
                                                $    2,709   $1,672,100
                                                ==========   ==========
Net income per unit of limited partnership
     interest (385,805 units outstanding)       $     0.01   $     3.90
                                                ==========   ==========



                       See notes to financial statements.

                                     4 of 15

                          AIRCRAFT INCOME PARTNERS L.P.

                          FORM 10-Q SEPTEMBER 30, 2000


STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                            LIMITED        GENERAL        TOTAL
                                           PARTNERS'      PARTNER'S     PARTNERS'
                                            EQUITY          EQUITY       EQUITY
                                          -----------    -----------    -----------
Balance - January 1, 2000                 $ 7,105,085    $   799,404    $ 7,904,489
    Net loss                                  (89,847)        (9,983)       (99,830)
    Distribution to partners ($9.33 per
      limited partnership unit)            (3,600,000)      (400,000)    (4,000,000)
                                          -----------    -----------    -----------
Balance - September 30, 2000              $ 3,415,238    $   389,421    $ 3,804,659
                                          ===========    ===========    ===========








                       See notes to financial statements.

                                     5 of 15

                          AIRCRAFT INCOME PARTNERS L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               FOR THE NINE MONTHS ENDED
                                                                              ---------------------------
                                                                              SEPTEMBER 30, SEPTEMBER 30,
                                                                                  2000          1999
                                                                              ------------   ------------
Cash Flows from Operating Activities:
Net loss                                                                      $   (99,830)   $  (779,128)
Adjustments to reconcile net loss to net cash used in operating activities:
     Provision for equipment impairment                                              --        2,071,000
     Gain on sale of aircraft, net                                                   --         (111,550)
     Value of marketable securities received in
       settlement bankruptcy claims                                                  --       (1,213,052)
     Changes in assets and liabilities:
       Accounts receivable                                                           --          445,000
       Deferred costs                                                                --            5,132
       Prepaid expenses                                                              --           (9,978)
       Other receivables                                                           34,560         29,717
       Accounts payable and accrued expenses                                      (15,535)      (400,735)
                                                                              -----------    -----------
Net cash (used in) provided by operating activities                               (80,805)        36,406
                                                                              -----------    -----------
Cash Flows from Investing Activities:
     Proceeds from sale of aircraft, net                                          573,982      1,935,977
                                                                              -----------    -----------
Cash provided by investing activities                                             573,982      1,935,977
                                                                              -----------    -----------
Cash Flows from Financing Activities:
     Distribution to Partners                                                  (4,000,000)          --
                                                                              -----------    -----------
Cash used in financing activities                                              (4,000,000)          --
                                                                              -----------    -----------
Net (decrease) increase in cash and cash equivalents                           (3,506,823)     1,972,383
Cash and cash equivalents, beginning of period                                  7,411,200      4,199,804
                                                                              -----------    -----------
Cash and cash equivalents, end of period                                      $ 3,904,377    $ 6,172,187
                                                                              ===========    ===========

                       See notes to financial statements.

                                     6 of 15

                          AIRCRAFT INCOME PARTNERS L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Aircraft Income Partners L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 1999. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

     The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     The general partner of the Partnership, Integrated Aircraft Fund Management Corp. ("IAFM"), is indirectly a wholly owned subsidiary of Presidio Capital Corp. ("Presidio").

     Subject to the provisions of the Agreement of the Limited Partner's ("Partnership Agreement"), Presidio controls the Partnership through its indirect ownership of all of the shares of IAFM. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio, the corporate parent of IAFM. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of IAFM. Effective July 31, 1998, Presidio is indirectly owned by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation.

     In August 1997, Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provided, until October 21, 1999, the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the nine months ended September 30, 1999, reimbursable expense paid to NorthStar Presidio amounted $32,421.

     On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P (the "Agent") pursuant to which the Agent was retained and is compensated by Presidio to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership, which were previously provided by NorthStar Presidio.

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

                                     7 of 15

                          AIRCRAFT INCOME PARTNERS L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     In order to facilitate the provision by the Agent of the asset management services and the investor relations services, effective October 25, 1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner.

     The Agent is an affiliate of Winthrop Financial Associates, a Boston-based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe that this relationship will have a material effect on the operations of the Partnership.

     IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. IAFM received $400,000 in distributions for the nine months ended September 30, 2000. No distributions were paid with respect to the nine months ended September 30, 1999.

     In addition, IAFM receives the management fee provided for in the Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM did not earn any management fees for the nine months ended September 30, 2000 and 1999.

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

                                     8 of 15

                          AIRCRAFT INCOME PARTNERS L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


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

     The Partnership recently reached a settlement with Aloha pursuant to which Aloha agreed to indemnify the Partnership for any costs it may ultimately incur. The Partnership has further been advised that Hawaiian is pursuing a legislative remedy. In addition, both the Partnership and Hawaiian have independently filed an appeal with the taxing authority of the State of Hawaii challenging such assessment. The Partnership believes that the State's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any provision or liability as a result of the proposed notices of assessment.

     Continental Airlines, Inc.

     During 1997, the leases of three McDonnell Douglas Model DC9-32 aircraft owned by the Partnership and leased to Continental Airlines, Inc. ("Continental") were extended to September 1998 (2 aircraft) and December 1998 (1 aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircrafts were returned in September 1998 and the third aircraft was returned in December 1998.

     At the end of the lease, the Partnership conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint against Continental in the United States District Court, Southern District of New York.

                                     9 of 15

                          AIRCRAFT INCOME PARTNERS L.P.

                          FORM 10-Q SEPTEMBER 30, 2000


5.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Continental Airlines, Inc. (Continued)

     The complaint seeks damages in an amount to be determined at trial but believed to be in excess of $3,000,000 arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the allegations in the complaint. Discovery in the matter including depositions is ongoing.

     Two of the Partnership's DC9-32 aircrafts were sold during 1999 and the remaining aircraft was sold on January 19, 2000.

                                    10 of 15

                          AIRCRAFT INCOME PARTNERS L.P.

                          FORM 10-Q SEPTEMBER 30, 2000



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

        Liquidity and Capital Resources

        The Partnership's level of liquidity based upon cash and cash equivalents decreased by $3,506,823 during the nine months ended September 30, 2000, as compared to December 31, 1999. The decrease is due to $4,000,000 of cash used for partner distributions (financing activities) and $80,805 of cash used in operations, which was partially offset by $573,982 of cash from the sale of the McDonnell Douglas DC-9-30 Aircraft (investing activities). At September 30, 2000, the Partnership had $3,904,377 in cash and cash equivalents which had been invested primarily in money market mutual funds.

        During February 2000, the Partnership declared and paid a $4,000,000 distribution to the Unitholders of record as of January 1, 2000. Of this amount, the limited partners collectively received $3,600,000 or $9.33 per Unit. It is anticipated at this time that no further distributions will be made to partners until the resolution of the Hawaiian GET matter (see below).

        In November 1991, in connection with its reorganization under the United States Bankruptcy Code, Continental Airlines, Inc. ("Continental") rejected the leases of the three Boeing 727-100 aircraft owned by the Partnership, which had been out of service since 1991. Due to the condition and the related market for such aircraft, the Partnership provided aggregate allowances for equipment impairment of approximately $6,483,000. During 1993, the Partnership sold all three Boeing 727-100 aircrafts. The Partnership had retained its rights pursuant to a proof of claim and an administrative claim filed in the Continental Bankruptcy case with respect to such aircraft.

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

                                    11 of 15

                          AIRCRAFT INCOME PARTNERS L.P.

                          FORM 10-Q SEPTEMBER 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Liquidity and Capital Resources (Continued)

        During 1997, the leases of three McDonnell Douglas Model DC9-32 aircrafts owned by the Partnership and leased to Continental were extended to September 1998 (2 aircrafts) and December 1998 (1 aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircrafts were returned in September 1998 and the third aircraft was returned in December 1998.

        At the end of the lease, the Partnership conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint against Continental in the United States District Court, Southern District of New York. The complaint seeks damages in an amount to be determined at trial, but believed to be in excess of $3,000,000, arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the allegations in the complaint. Discovery in the matter including depositions is ongoing.

        Two of the Partnership's DC9-32 aircrafts were sold during 1999 and the remaining aircraft was sold on January 19, 2000.

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

                                    12 of 15

                          AIRCRAFT INCOME PARTNERS L.P.

                          FORM 10-Q SEPTEMBER 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Liquidity and Capital Resources (Continued)

        Upon resolution of the tax examination relating to the GET, the general partner will then prepare a final accounting of the Partnership's assets and liabilities, commence the dissolution and termination of the Partnership and make a final distribution to partners.

        Results of Operations

        Net loss decreased for the nine month period ended September 30, 2000 compared to the nine month period ended September 30, 1999, principally due to no settlement income, which was offset by no operating Aircraft expenses or impairment provision in the period ended September 30, 2000. Net income decreased for the three months ended September 30, 2000, as compared to 1999, due to no settlement income in the 2000 period, slightly offset by a decline in general and administrative expenses.

        Revenues decreased for the three and nine month periods ended September 30, 2000 compared to the corresponding periods of the prior year principally due to a decrease in settlement income. Interest income increased for the nine month period ended September 30, 2000 compared to the same period in 1999 due to higher invested cash balances. Interest income decreased for the three month period ended September 30, 2000 compared to the same period in 1999 due to the distribution to partners in 2000, which resulting in lower invested cash balances.

        Costs and expenses decreased for the three and nine month periods ended September 30, 2000 compared to the corresponding periods of the prior year principally due to no Aircraft operations as all equipment has been sold as of February 2000. The decrease in general and administrative expenses is the result of lower professional fees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

                                    13 of 15

                          AIRCRAFT INCOME PARTNERS L.P.

                          FORM 10-Q SEPTEMBER 30, 2000


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     A. There were no material developments during the quarter in Registrant's lawsuit against Continental
          Airlines, Inc.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     A.   Exhibits:  27 Financial Data Schedule.

     B.   Reports on Form 8-K: On August 2, 2000, the
          Registrant filed an 8-K to disclose the dismissal of its prior independent auditors

                                    14 of 15

                          AIRCRAFT INCOME PARTNERS L.P.

                          FORM 10-Q SEPTEMBER 30, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AIRCRAFT INCOME PARTNERS L.P.



                               BY: Integrated Aircraft Fund Management Corp.
                                   ---------------------------------------------
                                   General Partner



                                       BY:   /s/ MICHAEL L. ASHNER
                                          --------------------------------------
                                            Michael L. Ashner
                                            President and Director
                                            (Principal Executive Officer)

                                       BY:   /s/ CAROLYN B. TIFFANY
                                          --------------------------------------
                                            Carolyn B. Tiffany
                                            Vice President and Treasurer
                                            (Principal Financial and Accounting
                                             Officer)

                                             Dated: November 14, 2000



                                    15 of 15