Form 10-K
period 2000-12-31
AIRCRAFT INCOME PARTNERS L P
filed 2001-04-02
CIK 826156

FORM 10K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
December 31, 2000                                                        0-17785

                         AIRCRAFT INCOME PARTNERS L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                              13-3430508
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

5 Cambridge Center, 9th Floor, Cambridge, MA                      02142
--------------------------------------------                  --------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (617) 234-3000
                                                            ------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                       Documents incorporated by reference
                      -------------------------------------
                                      None

                                                         Exhibit Index: page 33

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

In 1989, the Registrant sold, pursuant to a registration statement filed with the Securities Exchange Commission, 385,800 units of limited partnership interest (the "Units") for gross proceeds aggregating $192,900,000. The principal business of the Registrant is and has been to hold for investment and ultimately sell used commercial jet aircraft as wall as related engines and other aircraft parts. Substantially all of the net proceeds available for investment had been invested in 18 aircraft (including an undivided 47.92231% joint venture interest in one aircraft) which were leased to third parties for various terms. At March 1, 2001, all of Registrant's aircraft had been sold or otherwise disposed of. See "Disposition of Aircraft" below.

TAX ASSESSMENT

In September 1996, the Registrant received proposed notices of assessment from the State of Hawaii with respect to general excise tax ("GET") aggregating approximately $1,338,000 (including interest and penalties) for the years 1991, 1992, 1993 and 1994. In July 1998, the Registrant received additional proposed notices of assessment for GET aggregating approximately $585,000 for the years 1995, 1996 and 1997. The state is alleging that GET is owed by the Registrant with respect to rents received from Aloha Airlines, Inc. ("Aloha") and Hawaiian Airlines, Inc. ("Hawaiian") under the leases between the Registrant and each of the airlines.

The leases with both Aloha and Hawaiian provided for full indemnification of the Registrant for such taxes, but the bankruptcy of Hawaiian may relieve Hawaiian of its indemnification obligation for any periods prior to September 21, 1993, when Hawaiian and its affiliates sought bankruptcy protection. In any event, it is the Registrant, as taxpayer, which is ultimately liable for the GET, if it is applicable.

The State of Hawaii has never previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the State of Hawaii is that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Registrant, have separately engaged tax counsel and both airlines are cooperating with the Registrant in vigorously contesting the proposed assessments.

The Registrant recently reached settlements with Aloha and Hawaiian pursuant to which Aloha and Hawaiian agreed to indemnify the Registrant for any costs it may ultimately incur.

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

     d.   Year ended December 31, 2000

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

FOREIGN OPERATIONS

During 1998, Registrant operated three aircraft in foreign countries. Two of such aircraft were leased to Ladeco S.A., a Chilean airline, and were operated primarily in South America. A third aircraft was leased to Air Micronesia, a stand-alone air carrier affiliated with Continental Airlines, Inc., and such aircraft was operated primarily in Southeast Asia. All of such leases expired in 1998 (See Item 8, "Financial Statements and Supplementary Data - Note 10"). There were no foreign operations during 1999 or 2000.

ITEM 2. PROPERTIES

None

ITEM 3. LEGAL PROCEEDINGS

During 1997, the lease of three McDonnell Douglas Model DC9-32 aircraft owned by Registrant was extended to September 1998 (2 aircraft) and December 1998 (one aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

Upon return, Registrant conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which Registrant is beneficiary, filed a complaint in the United States District Court, Southern District of New York. The complaint seeks damages in an amount to be determined at trial, but believed to be in excess of $3,000,000 arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease. The parties are currently in the expert discovery stage. In addition, Continental has filed a motion for summary judgment on substantially all of the Registrant's claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) There is no developed public market for the Units of the Registrant.

As of March 1, 2001, there were approximately 14,590 record holders of Units, owning an aggregate of 385,805 Units.

During the years ended December 31, 2000 and 1999, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

DISTRIBUTION WITH RESPECT TO
QUARTER ENDED                              AMOUNT OF DISTRIBUTION PER UNIT (1)
-------------                              -----------------------------------
                                             2000                  1999
                                             ----                  ----
March 31                                     $9.33                 $--
June 30                                      $--                   $--
September 30                                 $--                   $--
December 31                                  $4.43                 $--

(1) The amounts listed represent distributions of cash from operations and cash from sales. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for information relating to Registrant's future distributions.)

(b) Not applicable.

ITEM 6. SELECTED FINANCIAL DATA


                                                               Year ended December 31,
                               ---------------------------------------------------------------------------------
                                     2000              1999              1998             1997              1996
                               ----------------  ----------------  ---------------  ----------------  ----------
Revenues (1)                   $     242,950     $   1,985,465     $   4,521,384    $   8,231,951     $  10,317,005
Net Income (Loss) (2) (3)      $    (210,004)    $  (1,342,951)    $  11,331,319    $   1,706,235     $   5,988,174
Net income (Loss) Per
    Unit (2) (3)               $         .49     $       (3.13)    $       26.43    $        3.98     $       13.97
Distribution Per Unit          $       13.76     $        --       $       69.20    $       20.50     $       40.50
Total Assets                   $   1,886,585     $   8,019,742     $   9,787,877    $  30,567,247     $  40,045,819
Total Partners' Equity         $   1,795,808     $   7,904,489     $   9,247,440    $  27,580,239     $  34,661,785

(1)  Included in this amount is $242,950, $346,552, $828,655, $659,851 and
     $582,674 of interest income for the years ended December 31, 2000, 1999, 1998, 1997, 1996, respectively. Additionally, revenues include $1,638,913 in settlement income for the year ended December 31, 1999.

(2) Registrant provided allowances for equipment impairments of $2,659,828 and $1,350,000 for the year ended December 31, 1999 and 1998, respectively, to recognize the loss in value of certain aircraft. No allowance was considered necessary for the years ended December 31, 2000, 1997 and 1996.

(3) Included in these amounts are gains on the disposition of various aircraft(s) of $0, $111,550, $11,126,432, $632,367, and $5,222,948 for the
     years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

The Registrant sold its remaining aircraft on January 19, 2000. In this regard, once the outstanding legal issue against Continental Airlines, Inc. is settled (see below), it is anticipated that the general partner will prepare a final accounting, commence the dissolution and termination of the Registrant, and make a final distribution to partners.

The Registrant's level of liquidity based upon cash and cash equivalents decrease by $5,525,938 during the year ended December 31, 2000, as compared to December 31, 1999. The decrease is due to $5,898,677 of cash used for partner distributions (financing activities) and $201,243 of cash used in operations, which was partially offset by $573,982 of cash from the sale of the McDonnell Douglas DC-9-30 Aircraft (investing activities). At December 31, 2000, the Registrant had approximately $1,853,000 in cash and cash equivalents which had been invested primarily in money market mutual funds.

During 2000, the Registrant declared and paid approximately $5,900,000 distribution to the Unitholders. Of this amount, the limited partners collectively received approximately $5,300,000 or $13.76 per Unit.

In November 1991, in connection with its reorganization under the United States Bankruptcy Code, Continental Airlines, Inc. ("Continental") rejected the leases of the three Boeing 727-100 aircraft owned by the Registrant, which had been out of service since 1991. Due to the condition and the related market for such aircraft, the Registrant provided aggregate allowances for equipment impairment of approximately $6,483,000. During 1993, the Registrant sold all three Boeing 727-100 aircraft. The Registrant had retained its rights pursuant to a proof of claim and an administrative claim filed in the Continental Bankruptcy case with respect to such aircraft.

In September 1999, the Registrant and Continental agreed to settle the foregoing claims. Pursuant to the settlement, the Registrant received $780,000 on August 24, 1999 as well as 8,684 shares of Continental's Class A stock and 24,179 shares of Continental's Class B stock and an additional $90,861 on September 22, 1999. On October 6, 1999, the Registrant sold all shares of stock for net proceeds aggregating approximately $1,213,000, which equaled the Registrant's cost basis in the stock. Subject to the resolution of third party claims against additional stock reserved under Continental's Plan of Reorganization, the Registrant may receive additional shares of Class A and Class B stock.

During 1997, the leases of three McDonnell Douglas Model DC9-32 aircraft owned by the Registrant and leased to Continental were extended to September 1998 (2 aircraft) and December 1998 (1 aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

Upon return, the Registrant conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Registrant is beneficiary, filed a complaint in the United States District Court, Southern District of New York. The complaint seeks damages in an amount to be determined at trial, but believed to be in excess of $3,000,000, arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the allegations in the complaint. The parties are currently in the expert discovering stage. Continental has filed a move for summary judgment on a substantial portion the Registrant's claims. Two of the Registrant's DC9-32 aircraft were sold during 1999 and the remaining aircraft was sold on January 19, 2000.

On January 19, 2000, the Registrant sold to an unaffiliated third party its sole remaining aircraft, a McDonnell Douglas DC9-30, for gross proceeds of $650,000. Costs associated with the sale amounted to approximately $77,000. At the time of the sale, the aircraft had a net carrying value of approximately $574,000.

In September 1996 and July 1998, the Registrant received proposed notices of assessment from the State of Hawaii with respect to general excise tax of approximately $1,923,000 (including interest and penalties) for the years 1991 through 1997. The state is alleging that GET is owed by the Registrant with respect to rents received from Aloha Airlines, Inc. ("Aloha") and Hawaiian Airlines, Inc. ("Hawaiian") under the leases between the Registrant and each of the airlines.

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

The State of Hawaii has never previously applied the GET to rentals received by a lessor of aircraft where the lessors only contact with the State of Hawaii is the fact that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Registrant, have separately engaged tax counsel and both airlines are cooperating with the Registrant in vigorously contesting the proposed assessments.

The Registrant recently reached a settlement with Aloha and Hawaiian pursuant to which Aloha and Hawaiian agreed to indemnify the Registrant for any costs it may ultimately incur.

Upon resolution of the Continental proceeding described above, the managing general partner will then prepare a final accounting of the Registrant's assets and liabilities, commence the dissolution and termination of the Registrant, and make a final distribution to partners.

Recently Issued Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

Inflation has not had a material effect on the Registrant's recent operations or financial condition and is not expected to have a material effect in the future. Except as discussed above, management is not aware of any other known trends, events commitments or uncertainties that will have a significant impact on liquidity.

Results of Operations

2000 as Compared to 1999

Net loss decreased by $1,132,947 for the year ended December 31, 2000 compared to the year ended December 31, 1999, principally due to no settlement income or gain on sale of Aircraft, which was offset by no operating Aircraft expenses or impairment provision.

Revenues decreased by $1,742,515 for the year ended December 31, 2000 compared to the prior year due to a decrease in settlement income and lower interest income. Interest income decreased for the year ended December 31, 2000 compared to 1999 due to lower invested cash balances, resulting from the distributions to partners in 2000.

Costs and expenses decreased by $2,987,012 for the year ended December 31, 2000 compared to the prior year principally due to no Aircraft operations, as all equipment has been sold as of February 2000. The decrease in general and administrative expenses is the result of lower professional fees.

1999 as Compared to 1998

Registrant generated net loss of approximately $1,343,000, as compared to net income of approximately $11,331,000 for the year ended December 31, 1998. The change in net income for 1999 compared to 1998 was principally due to the following:

          i.) the gain on sale of aircraft of approximately $112,500 in 1999 compared to a gain from sale of aircraft of approximately $11,126,000 in 1998.

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

Registrant revenue decreased by approximately 56% for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease was due to the following:

          i.) rental revenue decreased to zero from approximately $3,693,000 due to the expiration of all lease agreements in 1997 and due to the sale of certain aircraft in 1998 and 1999.

          ii.) interest income decreased by approximately 42% from 1999 compared to 1998 primarily due to lower cash balances available for investment and 1998 including approximately $141,000 on interest income from an installment sale.

          iii.) increase in revenue as a result of $1,693,000 of settlement income. In June 1999, Registrant settled a legal claim with Continental, where Registrant received cash and stock in Continental, which subsequently sold and totaled approximately $1,693,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Registrant is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Registrant has no loans outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          AIRCRAFT INCOME PARTNERS L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                      INDEX

                                                                      Page
                                                                     Number
                                                                     ------
Independent Auditor's Reports                                          13

Financial statements - years ended
  December 31, 2000, 1999 and 1998

      Balance sheets                                                   15
      Statements of operations                                         16
      Statement of partners' equity                                    17
      Statements of cash flows                                         18
      Notes to financial statements                                    19

Schedule:

    II -- Valuation and Qualifying Accounts                            26

All other schedules have been omitted because they are inapplicable or the information is included in the financial statements or notes thereto.

                          Independent Auditors' Report

To the Partners
Aircraft Income Partners L.P.

We have audited the accompanying balance sheet of Aircraft Income Partners L.P. (a limited partnership) (the "Partnership") as of December 31, 2000, and the related statements of operations, partners' equity and cash flows for the year then ended. Our audit also included the financial statement schedule supplied pursuant to Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aircraft Income Partners L.P. (a limited partnership) as of December 31, 2000 and its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  /s/ Imowitz Koenig & Co., LLP

New York, New York
March 2, 2001

To the Partners of
Aircraft Income Partners L.P.
Cambridge, Massachusetts

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Aircraft Income Partners L.P. (a limited partnership) as of December 31, 1999 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aircraft Income Partners L.P. as of December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Hays & Company

March 15, 2000
New York, New York

                          AIRCRAFT INCOME PARTNERS L.P.

                                 BALANCE SHEETS

                                                               DECEMBER 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------

ASSETS

Equipment held for sale, net                             $     --     $  573,982
Cash and cash equivalents                                 1,885,262    7,411,200
Accounts receivables                                           --         26,250
Other receivables                                             1,323        8,310
                                                         ----------   ----------

           Total Assets                                  $1,886,585   $8,019,742
                                                         ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                    $   90,777   $  115,253
                                                         ----------   ----------

           Total Liabilities                                 90,777      115,253
                                                         ----------   ----------

Commitments and Contingencies

Partners' Equity:

Limited partners' equity (385,805 units
   issued and outstanding)                                1,607,404    7,105,085
General partner's equity                                    188,404      799,404
                                                         ----------   ----------

           Total Partners' Equity                         1,795,808    7,904,489
                                                         ----------   ----------

           Total Liabilities and Partners' Equity        $1,886,585   $8,019,742
                                                         ==========   ==========



                       See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                            STATEMENTS OF OPERATIONS


                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------
                                                          2000                1999             1998
                                                       ------------       ------------       ------------
Revenues:

   Rental Income                                       $       --         $       --         $  3,692,729
   Settlement Income                                           --            1,638,913               --
   Interest                                                 242,950            346,552            687,646
   Interest - installment note                                 --                 --              141,009
                                                       ------------       ------------       ------------

       Total revenues                                       242,950          1,985,465          4,521,384
                                                       ------------       ------------       ------------

Costs and Expenses:

   Depreciation                                                --                 --            2,102,680
   Provision for equipment impairment                          --            2,659,828          1,350,000
   General and administrative                               444,464            534,520            319,760
   Operating                                                  8,490            157,207            319,480
   Management fees                                             --                 --              180,200
   Other expenses                                              --               88,411             44,377
                                                       ------------       ------------       ------------

       Total costs and expenses                             452,954          3,439,966          4,316,497
                                                       ------------       ------------       ------------

       (Loss) income before gain of disposition
         of aircraft                                       (210,004)        (1,454,501)           204,887

       Gain on disposition of aircraft, net                    --              111,550         11,126,432
                                                       ------------       ------------       ------------

   Net (loss) income                                   $   (210,004)      $ (1,342,951)      $ 11,331,319
                                                       ============       ============       ============

Net (loss) income attributable to:

   Limited partners                                    $   (189,004)      $ (1,208,656)      $ 10,198,187

   General partner                                          (21,000)          (134,295)         1,133,132
                                                       ------------       ------------       ------------

                                                       $   (210,004)      $ (1,342,951)      $ 11,331,319
                                                       ============       ============       ============

Net (loss) income per unit of limited partnership
   interest (385,805 units outstanding)                $      (0.49)      $      (3.13)      $      26.43
                                                       ============       ============       ============

                       See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                    LIMITED           GENERAL             TOTAL
                                                   PARTNERS'         PARTNER'S           PARTNERS'
                                                    EQUITY            EQUITY              EQUITY
                                                 ------------       ------------       ------------

Balance - January 1, 1998                        $ 24,813,260       $  2,766,979       $ 27,580,239

    Net income                                     10,198,187          1,133,132         11,331,319

    Distributions to partners
      ($69.20 per limited partnership unit)       (26,697,706)        (2,966,412)       (29,664,118)
                                                 ------------       ------------       ------------

Balance - December 31, 1998                         8,313,741            933,699          9,247,440

    Net loss                                       (1,208,656)          (134,295)        (1,342,951)
                                                 ------------       ------------       ------------

Balance - December 31, 1999                         7,105,085            799,404          7,904,489

    Net loss                                         (189,004)           (21,000)          (210,004)

    Distributions to partners
      ($13.76 per limited partnership unit)        (5,308,677)          (590,000)        (5,898,677)
                                                 ------------       ------------       ------------

Balance - December 31, 2000                      $  1,607,404       $    188,404       $  1,795,808
                                                 ============       ============       ============

                       See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                            STATEMENTS OF CASH FLOWS


                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------------
                                                             2000               1999                1998
                                                          ------------       ------------       ------------
Cash Flows from Operating Activities:

Net (loss) income                                         $   (210,004)      $ (1,342,951)      $ 11,331,319

Adjustments to reconcile net (loss) income
   to net cash (used in)  provided by
   operating activities:
   Depreciation                                                   --                 --            2,102,680
   Provision for equipment impairment                             --            2,659,828          1,350,000
   Gain on disposition of aircraft, net                           --             (111,550)       (11,126,432)
   Changes in assets and liabilities:
       Accounts receivable                                      26,250            445,000             34,480
       Deferred costs                                             --               19,700             75,805
       Prepaid expenses                                           --                 --               13,170
       Other receivables                                         6,987             30,576             51,005
       Accounts payable and accrued expenses                   (24,476)          (425,184)           371,876
       Deferred income                                            --                 --             (133,217)
       Maintenance reserves                                       --                 --           (2,129,110)
       Deferred costs payable                                     --                 --              (50,000)
                                                          ------------       ------------       ------------

Net cash (used in) provided by operating activities           (201,243)         1,275,419          1,891,576
                                                          ------------       ------------       ------------

Cash Flows from Investing Activities:

   Proceeds from sale of aircraft, net                         573,982          1,935,977         25,157,627
   Proceeds from installment sale note receivable                 --                 --              382,006
                                                          ------------       ------------       ------------

Cash provided by investing activities                          573,982          1,935,977         25,539,633
                                                          ------------       ------------       ------------

Cash Flows from Financing Activities:

   Distribution to partners                                 (5,898,677)              --          (29,664,118)
                                                          ------------       ------------       ------------

Cash used in financing activities                           (5,898,677)              --          (29,664,118)
                                                          ------------       ------------       ------------

Net (decrease) increase in cash and cash equivalents        (5,525,938)         3,211,396         (2,232,909)

Cash and cash equivalents, beginning of period               7,411,200          4,199,804          6,432,713
                                                          ------------       ------------       ------------

Cash and cash equivalents, end of period                  $  1,885,262       $  7,411,200       $  4,199,804
                                                          ============       ============       ============

                       See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

1.   ORGANIZATION

     Aircraft Income Partners L.P. (the "Partnership") was formed in October 1987, under the Delaware Revised Uniform Limited Partnership Act for the purpose of engaging in the business of acquiring and leasing aircraft. The Partnership will terminate on December 21, 2010, or sooner, in accordance with the terms of the Agreement of Limited Partnership (the "Limited Partnership Agreement").

     Limited partners' units were originally issued at a price value of $500 per unit. Five limited partner units were issued to the original limited partner for a capital contribution of $2,500. In addition, the General Partner contributed a total of $9,950 to the capital of the Partnership. The Partnership ultimately sold an additional 385,800 limited partner units aggregating $192,900,000.

     The Partnership sold its remaining aircraft on January 19, 2000. In this regard, once the outstanding legal issue against Continental Airlines, Inc. is settled, it is anticipated that the general partner will prepare a final accounting, commence the dissolution and termination of the Partnership, and make a final distribution to partners (see Note 6).

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

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

1.   ORGANIZATION (CONTINUED)

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     LEASED AIRCRAFT AND EQUIPMENT HELD FOR SALE

     The cost of leased aircraft and equipment held for sale represented the initial cost of the aircraft to the Partnership plus miscellaneous acquisition and closing costs and are carried at the lower of depreciated cost or net realizable value.

     Depreciation was computed using the straight-line method over the estimated useful lives of such aircraft (15 years for McDonnell Douglas DC9-32 aircraft, 12 to 12.5 years for Boeing 737-200 Advanced aircraft, Boeing 727-200 Advanced aircraft and McDonnell Douglas DC9-51 aircraft). The Partnership capitalized major additions to its aircraft and depreciated such capital improvements over the remaining estimated useful life of the aircraft. No depreciation was taken on equipment held for sale.

     When aircraft were sold or otherwise disposed of, the cost and accumulated depreciation (and any related allowance for equipment impairment) were removed from the accounts and any gain or loss on such sale or disposal is reflected in operations. Normal maintenance and repairs were charged to operations as incurred. The Partnership provided allowances for equipment impairment based upon a periodic review of all aircraft in its portfolio when management believed that, based upon market analysis, appraisal reports and leases currently in place with respect to specific aircraft, the investment in such aircraft may not have been recoverable. The allowance was inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions.

     Cash and Cash Equivalents

     For the purpose of the statements of cash flows, the Partnership considers all short-term investments, which have original maturity of three months or less to be cash equivalents. Substantially all of the Partnership's cash and cash equivalents are held at one financial institution.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fair Value of Financial Instruments

     The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

     Net Income and Distributions per Unit of Limited Partnership Interest

     Net income (loss) and distribution per unit of limited partnership interest are computed based upon the number of outstanding units (385,805) during the year.

     Income Taxes

     No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

     The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income or losses, which changes could affect the tax liability of the individual partners.

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recently Issued Accounting Standards

     The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     For the years ended December 31, 2000, 1999 and 1998 reimbursable expenses paid to NorthStar Presidio amounted to $0, $12,171 and $20,250, respectively.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. IAFM received approximately $590,000 and $2,966,000 in distributions for the years ended December 31, 2000 and 1998, respectively. No distributions were paid with respect to the year ended December 31, 1999.

     In addition, IAFM receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM did not earn any management fees for the years ended December 31, 2000 and 1999. However, IAFM earned management fees of $180,200 for the year ended December 31, 1998.

4.   AIRCRAFT SALES

     Year Ended December 31, 2000

     On January 19, 2000, the Partnership sold to an unaffiliated third party its sole remaining aircraft, a McDonnell Douglas DC9-30, for gross proceeds of $650,000. Costs associated with the sale amounted to approximately $77,000. At the time of the sale, the aircraft had a net carrying value of approximately $574,000.

     Year Ended December 31, 1999

     On June 1, 1999, the Partnership sold two McDonnell Douglas DC9-32 aircraft to an unaffiliated third party for gross sale proceeds of $1,910,000, exclusive of selling expenses of approximately $86,000. At the time of sale, the aircraft had a net carrying value of approximately $1,824,000. During the year ended December 31, 1999, the Partnership received an additional $111,550 relating to the sale of the aircraft as a result of the Partnership providing the records for the engines.

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

                        DECEMBER 31, 2000, 1999 AND 1998

4.   AIRCRAFT SALES (CONTINUED)

     Year Ended December 31, 1998 (Continued)

     Between August 17, 1998 and September 23, 1998, the Partnership sold its interest in two Boeing 737-200 aircraft, four Boeing 727-200 aircraft (inclusive of an undivided 47.92231% joint venture interest in one aircraft) and one McDonnell Douglas DC9-51 aircraft. Aside from the DC9-51 aircraft, the six aircraft had an original cost of approximately $71,235,000, represented 45.03% of the net carrying value of Partnership's aircraft as of the end of June 30, 1998 and, at the time of sale, had a net carrying value of approximately $7,744,000. The Partnership's interest in the DC9-51 aircraft consisted of the right to receive deferred payments of $2,529,900 related to a September 1, 1996 installment sale. The sales were made to an unaffiliated third party for gross sales proceeds, exclusive of closing costs, of $18,000,000.

5. RECONCILIATION OF NET (LOSS) INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

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


                                                                            YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------
                                                               2000                    1999                   1998
                                                        -------------------     -------------------    -------------------
NET (LOSS) INCOME PER FINANCIAL STATEMENTS               $        (210,004)      $     (1,342,951)      $      11,331,319
Difference between financial statements
   and tax basis operating expenses                                   --                   (4,861)                   --
Difference between financial statements
   and tax basis depreciation                                         --                     --                  (983,590)
Difference between financial statements
   and tax basis in aircraft sold or disposed of                   573,987              1,824,427               4,965,770
Difference between financial statements
   and tax basis in reserves                                          --                     --                (1,574,249)
Provision for equipment impairment
   provided for financial statement purposes                          --                2,659,828               1,350,000
Difference between financial basis and tax
   basis liabilities                                                  --                     --                  (600,000)
Financial statement recognition of advance
   rental payments recognized in prior periods
   for tax purposes                                                   --                     --                  (133,218)
                                                         -----------------       ----------------       -----------------
NET INCOME (LOSS) PER TAX BASIS                          $         363,983       $      3,136,443       $      14,356,032
                                                         =================       ================       =================

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

5. RECONCILIATION OF NET (LOSS) INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (CONTINUED)

     The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:


                                                                     YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                   2000                    1999
                                                            -------------------    ---------------------

          Net Assets Per Financial Statements                $       1,795,808       $        7,904,489
          Net carrying value of aircraft                                  --                   (573,982)
          Syndication costs                                         22,665,750               22,665,750
                                                             -----------------       ------------------
          Net Assets Per Tax Basis                           $      24,461,558       $       29,996,257
                                                             =================       ==================

6.   COMMITMENTS AND CONTINGENCIES

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

     The Partnership recently reached a settlement with Aloha and Hawaiian pursuant to which Aloha and Hawaiian agreed to indemnify the Partnership for any costs it may ultimately incur.

                          AIRCRAFT INCOME PARTNERS L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Continental Airlines, Inc.

     In November 1991, in connection with its reorganization under the United States Bankruptcy Code, Continental Airlines, Inc. ("Continental") rejected the leases of the three Boeing 727-100 aircraft owned by the Registrant, which had been out of service since 1991. Due to the condition and the related market for such aircraft, the Registrant provided aggregate allowances for equipment impairment of approximately $6,483,000. During 1993, the Registrant sold all three Boeing 727-100 aircraft. The Registrant had retained its rights pursuant to a proof of claim and an administrative claim filed in the Continental Bankruptcy case with respect to such aircraft.

     In September 1999, the Registrant and Continental agreed to settle the foregoing claims. Pursuant to the settlement, the Registrant received $780,000 on August 24, 1999 as well as 8,684 shares of Continental's Class A stock and 24,179 shares of Continental's Class B stock and an additional $90,861 on September 22, 1999. On October 6, 1999, the Registrant sold all shares of stock for net proceeds aggregating approximately $1,213,000, which equaled the Registrant's cost basis in the stock. Subject to the resolution of third party claims against additional stock reserved under Continental's Plan of Reorganization, the Registrant may receive additional shares of Class A and Class B stock.

     During 1997, the leases of three McDonnell Douglas Model DC9-32 aircraft owned by the Partnership and leased to Continental Airlines, Inc. ("Continental") were extended to September 1998 (2 aircraft) and December 1998 (1 aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

     Upon return, the Partnership conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint in the United States District Court, Southern District of New York. The complaint seeks damages in an amount to be determined at trial arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and
     ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the allegations in the complaint. Two of the Partnership's DC9-32 aircraft were sold during 1999 and the remaining aircraft was sold on January 19, 2000.

                          AIRCRAFT INCOME PARTNERS L.P.

                 Schedule II - Valuation and Qualifying Accounts


                                                     Balance at     Charged to       Charged to                          Balance at
                                                    Beginning of    Costs and          Other         Additions             End of
Description                                            Period        Expenses         Accounts      (Deductions)           Period
-----------                                         ------------   ------------     -------------   -------------        -----------
YEAR ENDED DECEMBER 31, 2000

  Equipment held for sale - valuation
    allowance for equipment impairment

    One McDonnell Douglas DC9-32 aircraft           $  2,284,162   $       --       $        --     $  (2,284,162) (B)   $      --
                                                    ------------   ------------     -------------   -------------        -----------

                                                    $  2,284,162   $       --       $        --     $  (2,284,162)       $      --
                                                    ============   ============     =============   =============        ===========

YEAR ENDED DECEMBER 31, 1999

  Equipment held for sale - valuation
    allowance for equipment impairment

    Three McDonnell Douglas DC9-32 aircraft         $  2,968,000   $ 2,659,828 (A)  $       --      $  (3,343,666) (B)   $ 2,284,162
                                                    ------------   ------------     -------------   -------------        -----------

                                                    $  2,968,000   $  2,659,828     $        --     $  (3,343,666)       $ 2,284,162
                                                    ============   ============     =============   =============        ===========

YEAR ENDED DECEMBER 31, 1998

  Leased aircraft - valuation
    allowance for equipment impairment

    Four Boeing 737-200 Advanced aircraft           $ 13,068,000   $       --                --       (13,068,000) (D)   $      --

    Four Boeing 727-200 Advanced aircraft              9,414,000           --                --        (9,414,000) (D)          --

    Three McDonnell Douglas DC9-32 aircraft            1,618,000           --                --        (1,618,000) (F)          --
                                                    ------------   ------------     -------------   -------------        -----------
                                                    $ 24,100,000   $       --       $        --     $ (24,100,000)       $      --
                                                    ============   ============     =============   =============        ===========
  Equipment held for sale - valuation
    allowance for equipment impairment

    Three McDonnell Douglas DC9-32 aircraft         $    --        $ 1,350,000 (E)  $        --     $   1,618,000  (F)   $ 2,968,000
                                                    ------------   ------------     -------------   -------------        -----------

                                                    $ 24,100,000   $  1,350,000     $        --     $ (22,482,000)       $ 2,968,000
                                                    ============   ============     =============   =============        ===========

(A) Represents valuation of allowance for equipment impairments recorded during 1999 relating to certain equipment held for sale.

(B) Represents reversal of valuation allowance due to the sale of certain equipment during the period.

(D) Represents valuation allowances for equipment impairment relating to certain equipment sold during 1998.

(E) Represents valuation allowance for equipment impairment relating to certain equipment held for sale at December 31, 1998

(F) Represents valuation allowance for equipment that was transferred to Equipment held for sale during 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective July 28,2000, the Registrant dismissed its prior Independent Auditors, Hays & Company (the "Prior Auditors"). Hays & Company's auditors' report on the balance sheets of Aircraft Income Partners L.P. as of and for years ended December 31, 1999 and 1998, and the related statements of operations, partner's equity and cash flows for each of the three years in the period ended December 31, 1999, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change Independent Auditors was approved by the Registrant's managing general partner's directors. During calendar year ended 1998 and 1999 and through July 28, 2000, there were no disagreements between the Registrant and the Prior Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of the Prior Auditors.

     Effective October 25, 2000, the Registrant engaged Imowitz Koenig & Co., LLP. as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Co., LLP. regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K prior to October 25, 2000.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Registrant has no officers or directors. The General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The names and positions held by the officers and directors of the General Partner are described below.


                              Position Held with the                    Has Served as a Director
Name                         Managing General Partner                       or Officer Since
-----                        ------------------------                   ------------------------
Michael L. Ashner            President and Director                              10-99

David G. King, Jr.           Vice President                                      11-97

Peter Braverman              Executive Vice President                            10-99

Lara K. Sweeney              Vice President and Secretary                        10-99

Carolyn Tiffany              Vice President and Treasurer                        10-99

     Michael L. Ashner, age 48, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner also currently serves as a Director of Interstate Hotels Corporation, Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

     David G. King, Jr., 38, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. He is also a Vice President of the General Partner. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies (USA).

     Peter Braverman, age 49, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     Lara K. Sweeney, age 28, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

     Carolyn Tiffany, age 34, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

Each director and officer of the General Partner will hold office until the next annual meeting of stockholders of the General Partner and until his successor is elected and qualified.

One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners.

     No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2001.

     (b) Security Ownership of Management.

     At March 1, 2001, Presidio, the General Partner and their affiliates, officers and directors owned as a group 2,519 Units representing less than 1% of the total number of Units outstanding.

     (c) Changes in Control.

     There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director or officer of the General Partner received any direct remuneration from Registrant during the year ended December 31, 2000.

The General Partner did not receive management fees for the performance of management services during 2000.

The General Partner's share of Registrant's taxable loss for the year ended December 31, 2000 amounted to $36,398.

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

     3    Certificate of Limited Partnership.1

     4    Limited Partnership Agreement.1

     10.1 Agreement between Registrant and Integrated Aircraft Fund Management Corp.1

     10.2 Form of Trust Agreement between Integrated Aircraft Fund Management Corp., as beneficiary, and First Security Bank of Utah, N.A., as trustee.1

     10.3 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, Integrated Aircraft Fund Management Corp. and Continental Airlines, Inc.1

          Note: substantially identical leases in all material respects except for the dates of term and rental amounts cover the equipment described under "Properties" as purchased on April 20, 1988 and the McDonnell Douglas DC-9-32 aircraft purchased on May 13, 1988.1

     10.4 Form of Lease Agreement I between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.2

     10.5 Form of Lease Agreement II between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.2

     10.6 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Hawaiian Airlines, Inc.3

     10.7 Lease Agreement dated January 5, 1993 between First Security Bank of Utah, N.A., as trustee, and Continental Airlines, Inc.4

     10.8 Participation Agreement dated January 5, 1993 between First Security Bank of Utah, N.A., as trustee, Registrant and Continental Airlines, Inc.4

     10.9 Amendment dated as of December 1, 1993 to Lease Agreement II between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.5

    10.10 Lease Amendment, dated January 1, 1997, between First Security Bank of Utah N.A., as Trustee, and Hawaiian Airlines, Inc.6

    10.11 Lease Amendment and Extension Agreement, dated June 24, 1996, between First Security Bank of Utah N.A., as Trustee, and American Trans Air, Inc.6

    10.12 Lease Amendment and Extension Agreement, dated July 29, 1996, between First Security Bank of Utah N.A., as Trustee, and Aloha Airlines, Inc.6

    16.   Letter dated July 31, 2000 from Hays & Company.7

--------------

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

     7 Filed as an exhibit to Registrant's Current Report on Form 8-K dated July 28, 2000.

b) Current reports on Form 8-K filed during the last quarter of Registrant's fiscal year

          A Current Report on Form 8-K was filed on October 25, 2000 with respect to the Registrant's change of accountants (Item 4).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March.

AIRCRAFT INCOME PARTNERS L.P.

By:      INTEGRATED AIRCRAFT FUND MANAGEMENT CORP.
         General Partner


                                                                                               DATE
                                                                                               ----
By:      /s/ MICHAEL L. ASHNER                                                            March 29, 2001
         ------------------------------
         Michael L. Ashner
         President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in their capacities as directors and/or officers (as to the Managing General Partner) on the date indicated below.


       SIGNATURE                                TITLE                             DATE
       ---------                                -----                             ----
/s/ MICHAEL L. ASHNER                   Director and President               March 29, 2001
------------------------------------
Michael L. Ashner

/s/ CAROLYN TIFFANY                     Vice President and Treasurer         March 29, 2001
------------------------------------
Carolyn Tiffany

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
     3    Certificate of Limited Partnership.1

     4    Limited Partnership Agreement.1

     10.1 Agreement between Registrant and Integrated Aircraft Fund Management
          Corp.1

     10.2 Form of Trust Agreement between Integrated Aircraft Fund Management
          Corp., as beneficiary, and First Security Bank of Utah, N.A., as trustee.1

     10.3 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, Integrated Aircraft Fund Management Corp. and Continental
          Airlines, Inc.1

          Note: substantially identical leases in all material respects except for the dates of term and rental amounts cover the equipment described under "Properties" as purchased on April 20, 1988 and the McDonnell
          Douglas DC-9-32 aircraft purchased on May 13, 1988.1

     10.4 Form of Lease Agreement I between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.2

     10.5 Form of Lease Agreement II between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.2

     10.6 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Hawaiian Airlines, Inc.3

     10.7 Lease Agreement dated January 5, 1993 between First Security Bank of
          Utah, N.A., as trustee, and Continental Airlines, Inc.4

     10.8 Participation Agreement dated January 5, 1993 between First Security
          Bank of Utah, N.A., as trustee, Registrant and Continental Airlines,
          Inc.4

     10.9 Amendment dated as of December 1, 1993 to Lease Agreement II between
          First Security Bank of Utah, N.A., as trustee, and Aloha Airlines,
          Inc.5

    10.10 Lease Amendment, dated January 1, 1997, between First Security Bank of Utah N.A., as Trustee, and Hawaiian Airlines, Inc.6

    10.11 Lease Amendment and Extension Agreement, dated June 24, 1996, between
          First Security Bank of Utah N.A., as Trustee, and American Trans Air,
          Inc.6

    10.12 Lease Amendment and Extension Agreement, dated July 29, 1996, between
          First Security Bank of Utah N.A., as Trustee, and Aloha Airlines,
          Inc.6

     16.  Letter dated July 31, 2000 from Hays & Company.7

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

     7 Filed as an exhibit to Registrant's Current Report on Form 8-K dated July 28, 2000.