Form 10QSB
period 2001-03-31
AIRCRAFT INCOME PARTNERS L P
filed 2001-05-14
CIK 826156

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-17785
                                                -------

                         AIRCRAFT INCOME PARTNERS L.P.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


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


                                    1 OF 11

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2001
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                        MARCH 31,   DECEMBER 31,
                                                          2001         2000
                                                      -----------   -----------
ASSETS

Cash and cash equivalents ..........................  $ 1,834,002   $ 1,885,262
Other receivables ..................................        1,323         1,323
                                                      -----------   -----------

     Total Assets ..................................  $ 1,835,325   $ 1,886,585
                                                      ===========   ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses ..............  $   172,751   $    90,777
                                                      -----------   -----------

       Total Liabilities ...........................      172,751        90,777
                                                      -----------   -----------

Commitments and Contingencies

Partners' Equity:

Limited partners' equity (385,805 units
   issued and outstanding) .........................    1,487,493     1,607,404
General partner's equity ...........................      175,081       188,404
                                                      -----------   -----------

       Total Partners' Equity ......................    1,662,574     1,795,808
                                                      -----------   -----------

       Total Liabilities and Partners' Equity ......  $ 1,835,325   $ 1,886,585
                                                      ===========   ===========


                       See notes to financial statements.


                                     2 of 11

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2001


STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                       MARCH 31,     MARCH 31,
                                                         2001          2000
                                                      -----------   -----------
Revenues:

     Interest ......................................  $    24,738   $    84,286
     Other income ..................................        6,400          --
                                                      -----------   -----------

       Total revenues ..............................       31,138        84,286
                                                      -----------   -----------

Costs and Expenses:

     General and administrative ....................      164,372        61,474
     Operating .....................................         --           8,490
                                                      -----------   -----------

       Total costs and expenses ....................      164,372        69,964
                                                      -----------   -----------

       Net (loss) income ...........................  $  (133,234)  $    14,322
                                                      ===========   ===========

Net (loss) income attributable to:

       Limited partners ............................  $  (119,911)  $    12,890

       General partner .............................      (13,323)        1,432
                                                      -----------   -----------

                                                      $  (133,234)  $    14,322
                                                      ===========   ===========

Net (loss) income per unit of limited partnership
     interest (385,805 units outstanding) ..........  $     (0.31)  $      0.03
                                                      ===========   ===========


                       See notes to financial statements.


                                     3 of 11

                         AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2001

STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)


                                           LIMITED      GENERAL        TOTAL
                                          PARTNERS'    PARTNER'S     PARTNERS'
                                           EQUITY        EQUITY       EQUITY
                                        -----------   -----------   -----------
Balance - January 1, 2001 ............  $ 1,607,404   $   188,404   $ 1,795,808

Net loss .............................     (119,911)      (13,323)     (133,234)
                                        -----------   -----------   -----------

Balance - March 31, 2000 .............  $ 1,487,493   $   175,081   $ 1,662,574
                                        ===========   ===========   ===========


                       See notes to financial statements.


                                    4 of 11

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2001

STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      FOR THE THREE MONTHS ENDED
                                                       MARCH 31,     MARCH 31,
                                                         2001           2000
                                                      -----------   -----------
Cash Flows from Operating Activities:

Net (loss) income ..................................  $  (133,234)  $    14,322

     Changes in assets and liabilities:
       Other receivables ...........................         --           8,310
       Accounts payable and accrued expenses .......       81,974       (23,980)
                                                      -----------   -----------

Net cash used in operating activities ..............      (51,260)       (1,348)
                                                      -----------   -----------

Cash Flows from Investing Activities:

     Proceeds from sale of aircraft, net ...........         --         573,982
                                                      -----------   -----------

Cash provided by investing activities ..............         --         573,982
                                                      -----------   -----------

Cash Flows from Financing Activities:

     Distribution to Partners ......................         --      (4,000,000)
                                                      -----------   -----------

Cash used in financing activities ..................         --      (4,000,000)
                                                      -----------   -----------

Net decrease in cash and cash equivalents ..........      (51,260)   (3,427,366)

Cash and cash equivalents, beginning of period .....    1,885,262     7,411,200
                                                      -----------   -----------

Cash and cash equivalents, end of period ...........  $ 1,834,002   $ 3,983,834
                                                      ===========   ===========


                       See notes to financial statements.


                                     5 of 11

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2001

                          NOTES TO FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Aircraft Income Partners L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2000. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2000 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     The general partner of the Partnership, Integrated Aircraft Fund Management Corp. ("IAFM"), is indirectly a wholly owned subsidiary of Presidio Capital Corp. ("Presidio"). Presidio is indirectly owned by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation. Subject to the rights of the partners under the Agreement of the Limited Partnership ("Partnership Agreement"), Presidio controls the Partnership through its indirect ownership of all of the shares of IAFM.

     On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P (the "Agent") pursuant to which the Agent was retained and is compensated by Presidio to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

     As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership Agreement to, among other things, cause the Partnership to acquire an asset or file for bankruptcy. The General Partner does not believe that this relationship has had or will have a material effect on the operations of the Partnership.

     IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. No distributions were paid to IAFM with respect to the three months ended March 31, 2001. IAFM received $400,000 in distributions for the three months ended March 31, 2000.

                                     6 of 11

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2001

                          NOTES TO FINANCIAL STATEMENTS

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     In addition, IAFM receives the management fee provided for in the Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM did not earn any management fees for the three months ended March 31, 2001 and 2000.

3.   AIRCRAFT SALES

     On January 19, 2000, the Partnership sold to an unaffiliated third party its sole remaining aircraft, a McDonnell Douglas DC9-30, for gross proceeds of $650,000. Costs associated with the sale amounted to approximately $77,000. At the time of the sale, the aircraft had a net carrying value of approximately $574,000.

4.   DISTRIBUTION TO PARTNERS

     During February 2000, the Partnership declared and paid a $4,000,000 distribution to partners of record as of January 1, 2000. Of this amount, the limited partners collectively received $3,600,000 or $9.33 per Unit. No distributions were made for the three months ended March 31, 2001.

5.   COMMITMENTS AND CONTINGENCIES

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

     The complaint seeks damages in an amount to be determined at trial but believed to be in excess of $3,000,000 arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the allegations in the complaint. The parties are currently in the expert discovery stage. Continental has filed a motion for summary judgment on a substantial portion of the Registrant's claims.

     Two of the Partnership's DC9-32 aircrafts were sold during 1999 and the remaining aircraft was sold on January 19, 2000.

                                     7 of 11

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

     The Partnership's level of liquidity based upon cash and cash equivalents decreased by $51,260 during the three months ended March 31, 2001, as compared to December 31, 2000. The decrease is due to cash used in operations. At March 31, 2001, the Partnership had $1,834,002 in cash and cash equivalents which had been invested primarily in money market mutual funds.

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

                                     8 of 11

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

     Liquidity and Capital Resources (Continued)

     At the end of the lease, the Partnership conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint against Continental in the United States District Court, Southern District of New York. The complaint seeks damages in an amount to be determined at trial, but believed to be in excess of $3,000,000, arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the allegations in the complaint. The parties are currently in the expert discovery stage. Continental has filed a motion for summary judgment on a substantial portion of the Registrant's claims.

     Two of the Partnership's DC9-32 aircrafts were sold during 1999 and the remaining aircraft was sold on January 19, 2000.

     Recently Issued Accounting Standards

     The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Registrant believes that the effect of SFAS 133 on its financial statements will be immaterial.

     Results of Operations

     Net loss increased by $147,556 for the three month period ended March 31, 2001 compared to March 31, 2000, due to a decrease in revenues and increase in costs and expenses.

     Revenues decreased by $53,148 for the three month period ended March 31, 2001 compared to the corresponding period of the prior year principally due to a decrease in interest income as a result of lower reserves available for investment due to the distributions made to partners during 2000. Other income increased due to an increase in transfer fees.

     Costs and expenses increased by $94,408 for the three month period ended March 31, 2001 compared to the corresponding period of the prior year principally due to an increase in legal fees associated with the Continental Airlines matter, which is included in general and administrative expenses. Operating expense declined due to the sale of the remaining asset in January 2000.

                                     9 of 11

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2001

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

                                    10 of 11

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AIRCRAFT INCOME PARTNERS L.P.

                             BY:  Integrated Aircraft Fund Management Corp.
                                  -----------------------------------------
                                  General Partner



                                     BY:       /s/ MICHAEL L. ASHNER
                                         ---------------------------------------
                                               Michael L. Ashner
                                               President and Director
                                               (Principal Executive Officer)


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






                                                Dated:  May 14, 2001


                                    11 of 11