Form 10QSB
period 2001-06-30
AIRCRAFT INCOME PARTNERS L P
filed 2001-08-14
CIK 826156

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-17785
                                                -------

                          Aircraft Income Partners L.P.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Delaware                              13-3430508
       -------------------------------     -----------------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

         7 Bulfinch Place, Boston, MA                      02114
      --------------------------------------            ----------
      (Address of principal executive office)           (Zip Code)

        Registrant's telephone number, including area code (617) 570-4600
                                                           --------------

           Five Cambridge Center, 9th Floor, Cambridge, MA 02142-1493
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --

                         AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB JUNE 30, 2001
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                        JUNE 30,    DECEMBER 31,
                                                          2001          2000
                                                       ----------   ------------
ASSETS

Cash and cash equivalents ........................     $1,661,051     $1,885,262
Other receivables ................................           --            1,323
                                                       ----------     ----------
  Total Assets ...................................     $1,661,051     $1,886,585
                                                       ==========     ==========

Liabilities and Partners' Equity

LIABILITIES:

Accounts payable and accrued expenses ............     $   94,374     $   90,777
                                                       ----------     ----------

    Total Liabilities ............................         94,374         90,777
                                                       ----------     ----------

Commitments and Contingencies

Partners' Equity:

Limited partners' equity (385,805 units
   issued and outstanding) .......................      1,401,186      1,607,404
General partner's equity .........................        165,491        188,404
                                                       ----------     ----------

    Total Partners' Equity .......................      1,566,677      1,795,808
                                                       ----------     ----------

    Total Liabilities and Partners' Equity .......     $1,661,051     $1,886,585
                                                       ==========     ==========


                       See notes to financial statements.

                         AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB JUNE 30, 2001



STATEMENTS OF OPERATIONS (UNAUDITED)                   FOR THE SIX MONTHS ENDED
                                                       ------------------------
                                                        JUNE 30,       JUNE 30,
                                                         2001           2000
                                                       ---------      ----------
Revenues:

  Interest .......................................     $  42,759      $ 140,544
  Other income ...................................         6,400           --
                                                       ---------      ---------

    Total revenues ...............................        49,159        140,544
                                                       ---------      ---------

Costs and Expenses:

  General and administrative .....................       278,290        234,593
  Operating ......................................          --            8,490
                                                       ---------      ---------

    Total costs and expenses .....................       278,290        243,083
                                                       ---------      ---------

  Net loss .......................................     $(229,131)     $(102,539)
                                                       =========      =========

Net loss attributable to:

  Limited partners ...............................     $(206,218)     $ (92,285)

  General partner ................................       (22,913)       (10,254)
                                                       ---------      ---------
                                                       $(229,131)     $(102,539)
                                                       =========      =========
Net loss per unit of limited partnership
  interest (385,805 units outstanding) ...........     $   (0.53)     $   (0.24)
                                                       =========      =========

Distribution per limited partnership unit ........     $    --        $    9.33
                                                       =========      =========


                       See notes to financial statements.

                         AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB JUNE 30, 2001


STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                        JUNE 30,       JUNE 30,
                                                         2001            2000
                                                      ----------      ----------
Revenues:

  Interest .......................................     $  18,021      $  56,281
                                                       ---------      ---------

    Total revenues ...............................        18,021         56,281
                                                       ---------      ---------

Costs and Expenses:

  General and administrative .....................       113,918        173,119
                                                       ---------      ---------

    Total costs and expenses .....................       113,918        173,119
                                                       ---------      ---------

  Net loss .......................................     $ (95,897)     $(116,838)
                                                       =========      =========

Net loss attributable to:

  Limited partners ...............................     $ (86,307)     $(105,154)

  General partner ................................        (9,590)       (11,684)
                                                       ---------      ---------

                                                       $ (95,897)     $(116,838)
                                                       =========      =========
Net loss per unit of limited partnership
  interest (385,805 units outstanding) ...........     $   (0.22)     $   (0.27)
                                                       =========      =========


                       See notes to financial statements.

                         AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB JUNE 30, 2001


STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                      LIMITED          GENERAL          TOTAL
                                     PARTNERS'        PARTNER'S       PARTNERS'
                                      EQUITY           EQUITY          EQUITY
                                    -----------     -----------     -----------

Balance -- January 1, 2001 .....    $ 1,607,404     $   188,404     $ 1,795,808

  Net loss .....................       (206,218)        (22,913)       (229,131)
                                    -----------     -----------     -----------

Balance -- June 30, 2001 .......    $ 1,401,186     $   165,491     $ 1,566,677
                                    ===========     ===========     ===========


                       See notes to financial statements.

                         AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB JUNE 30, 2001



STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      FOR THE SIX MONTHS ENDED
                                                      -------------------------
                                                       JUNE 30,       JUNE 30,
                                                         2001          2000
                                                      ----------    -----------
Cash Flows from Operating Activities:

Net loss .........................................   $  (229,131)   $  (102,539)

Adjustments to reconcile net loss to net cash
  used in operating activities:
  Changes in assets and liabilities:
    Other receivables ............................         1,323         34,560
    Accounts payable and accrued expenses ........         3,597        (50,355)
                                                     -----------    -----------

Net cash used in operating activities ............      (224,211)      (118,334)
                                                     -----------    -----------

Cash Flows from Investing Activities:

  Proceeds from sale of aircraft, net ............          --          573,982
                                                     -----------    -----------

Cash provided by investing activities ............          --          573,982
                                                     -----------    -----------

Cash Flows from Financing Activities:

  Distribution to Partners .......................          --       (4,000,000)
                                                     -----------    -----------

Cash used in financing activities ................          --       (4,000,000)
                                                     -----------    -----------

Net decrease in cash and cash equivalents ........      (224,211)    (3,544,352)

Cash and cash equivalents, beginning of period ...     1,885,262      7,411,200
                                                     -----------    -----------

Cash and cash equivalents, end of period .........   $ 1,661,051    $ 3,866,848
                                                     ===========    ===========


                       See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                            FORM 10-QSB JUNE 30, 2001

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

    The results of operations for the six and three months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

    IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. No distributions were paid to IAFM with respect to the six months ended June 30, 2001. IAFM received $400,000 in distributions for the six months ended June 30, 2000.

    In addition, IAFM receives the management fee provided for in the Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM did not earn any management fees for the six months ended June 30, 2001 and 2000.

                          AIRCRAFT INCOME PARTNERS L.P.

                            FORM 10-QSB JUNE 30, 2001

                          NOTES TO FINANCIAL STATEMENTS

3.  AIRCRAFT SALES

    On January 19, 2000, the Partnership sold to an unaffiliated third party its sole remaining aircraft, a McDonnell Douglas DC9-30, for gross proceeds of $650,000. Costs associated with the sale amounted to approximately $77,000. At the time of the sale, the aircraft had a net carrying value of approximately $574,000.

4.  DISTRIBUTION TO PARTNERS

    During February 2000, the Partnership declared and paid a $4,000,000 distribution to partners of record as of January 1, 2000. Of this amount, the limited partners collectively received $3,600,000 or $9.33 per Unit. No distributions were made for the six months ended June 30, 2001.

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

    The complaint seeks damages in an amount to be determined at trial but believed to be in excess of $3,000,000 arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the allegations in the complaint. The parties are currently in the expert discovery stage. Continentals motion for summary judgment on a substantial portion of the Registrant's claims was recently denied by the court.

    Two of the Partnership's DC9-32 aircrafts were sold during 1999 and the remaining aircraft was sold on January 19, 2000.

                          AIRCRAFT INCOME PARTNERS L.P.

                            FORM 10-QSB JUNE 30, 2001

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

         Liquidity and Capital Resources
         -------------------------------

         The Partnership sold its remaining aircraft on January 19, 2000. In this regard, once the outstanding legal issue against Continental Airlines, Inc. is settled (see below), it is anticipated that the general partner will prepare a final accounting, commence the dissolution and termination of the Partnership, and make a final distribution to partners.

         The Partnership's level of liquidity based upon cash and cash equivalents decreased by $224,211 during the six months ended June 30, 2001, as compared to December 31, 2000. The decrease is due to cash used in operations. At June 30, 2001, the Partnership had $1,661,051 in cash and cash equivalents which had been invested primarily in money market mutual funds.

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

                          AIRCRAFT INCOME PARTNERS L.P.

                            FORM 10-QSB JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)
         -----------------------------------------------------------------------

         Liquidity and Capital Resources (Continued)

         At the end of the lease, the Partnership conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint against Continental in the United States District Court, Southern District of New York. The complaint seeks damages in an amount to be determined at trial, but believed to be in excess of $3,000,000, arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the allegations in the complaint. The parties are currently in the expert discovery stage. Continentals motion for summary judgment on a substantial portion of the Registrant's claims was recently denied by the court.

         Two of the Partnership's DC9-32 aircrafts were sold during 1999 and the remaining aircraft was sold on January 19, 2000.

         Recently Issued Accounting Standards
         ------------------------------------

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

         In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Partnership's financial statements.

         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not have a material effect on the Partnership's financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.

                            FORM 10-QSB JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)
         ----------------------------------------------------------------------

         Results of Operations

         Net loss increased by $126,592 for the six month period ended June 30, 2001 compared to June 30, 2000, due to a decrease in revenues and increase in costs and expenses. Net loss decreased by $20,941 for the three month period ended June 30, 2001 compared to June 30, 2000, due to decreases in revenues and cost and expenses.

         Revenues decreased by $91,385 for the six month period ended June 30, 2001 compared to the corresponding period of the prior year principally due to a decrease in interest income as a result of lower reserves available for investment due to the distributions made to partners during 2000. Other income increased due to an increase in transfer fees.

         Costs and expenses increased by $35,207 for the six month period ended June 30, 2001 compared to the corresponding period of the prior year principally due to an increase in legal fees associated with the Continental Airlines matter, which is included in general and administrative expenses. Operating expense declined due to the sale of the remaining asset in January 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

         The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

                          AIRCRAFT INCOME PARTNERS L.P.

                            FORM 10-QSB JUNE 30, 2001

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


                                  Dated: August 14, 2001