Form 10QSB
period 2001-09-30
AIRCRAFT INCOME PARTNERS L P
filed 2001-11-14
CIK 826156

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-17785

                          Aircraft Income Partners L.P.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                       Delaware                            13-3430508
          ----------------------------------      ------------------------------
            (State or other jurisdiction of             (I.R.S. Employer
             incorporation or organization)            Identification No.)


             7 Bulfinch Place, Boston, MA                     02114
         -------------------------------------   -------------------------------
        (Address of principal executive office)             (Zip Code)


        Registrant's telephone number, including area code (617) 570-4600
                                                           ---------------


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


                                     1 of 13

                          AIRCRAFT INCOME PARTNERS L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          2001         2000
                                                       ----------     ----------
Assets

Cash and cash equivalents ........................     $1,662,804     $1,885,262
Other receivables ................................           --            1,323
                                                       ----------     ----------
     Total Assets ................................     $1,662,804     $1,886,585
                                                       ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses ............     $  132,041     $   90,777
                                                       ----------     ----------
       Total Liabilities .........................        132,041         90,777
                                                       ----------     ----------

Commitments and Contingencies

Partners' Equity:

Limited partners' equity (385,805 units
   issued and outstanding) .......................      1,368,863      1,607,404
General partner's equity .........................        161,900        188,404
                                                       ----------     ----------
       Total Partners' Equity ....................      1,530,763      1,795,808
                                                       ----------     ----------
       Total Liabilities and Partners' Equity ....     $1,662,804     $1,886,585
                                                       ==========     ==========


                       See notes to financial statements.

                                     2 of 13

                          AIRCRAFT INCOME PARTNERS L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

STATEMENTS OF OPERATIONS (UNAUDITED)
                                                     FOR THE NINE MONTHS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        2001            2000
                                                     ---------        ---------
Revenues:

     Interest ....................................   $  56,685        $ 199,740
     Other income ................................       8,700             --
                                                     ---------        ---------
       Total revenues ............................      65,385          199,740
                                                     ---------        ---------

Costs and Expenses:

     General and administrative ..................     330,430          291,080
     Operating ...................................        --              8,490
                                                     ---------        ---------
       Total costs and expenses ..................     330,430          299,570
                                                     ---------        ---------

       Net loss ..................................   $(265,045)       $ (99,830)
                                                     =========        =========

Net loss attributable to:

       Limited partners ..........................   $(238,541)       $ (89,847)

       General partner ...........................     (26,504)          (9,983)
                                                     ---------        ---------
                                                     $(265,045)       $ (99,830)
                                                     =========        =========

Net loss per unit of limited partnership
     interest (385,805 units outstanding) ........   $   (0.62)       $   (0.23)
                                                     =========        =========


                       See notes to financial statements.

                                     3 of 13

                          AIRCRAFT INCOME PARTNERS L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                       2001            2000
                                                    ---------       ---------
Revenues:

     Interest ....................................  $ 13,926         $ 59,196
     Other income ................................     2,300             --
                                                    --------         --------
       Total revenues ............................    16,226           59,196
                                                    --------         --------
Costs and Expenses:

     General and administrative ..................    52,140           56,487
                                                    --------         --------
       Total costs and expenses ..................    52,140           56,487
                                                    --------         --------
       Net (loss) income .........................  $(35,914)        $  2,709
                                                    ========         ========
Net (loss) income attributable to:

       Limited partners ..........................  $(32,323)        $  2,438
       General partner ...........................    (3,591)             271
                                                    --------         --------
                                                    $(35,914)        $  2,709
                                                    ========         ========
Net (loss) income per unit of limited partnership
     interest (385,805 units outstanding) ........  $  (0.09)        $   0.01
                                                    ========         ========


                       See notes to financial statements.

                                     4 of 13

                          AIRCRAFT INCOME PARTNERS L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001


STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                              LIMITED      GENERAL     TOTAL
                                             PARTNERS'    PARTNER'S   PARTNERS'
                                              EQUITY       EQUITY      EQUITY
                                            ----------    --------   ----------

Balance - January 1, 2001 ...............   $1,607,404    $188,404   $1,795,808

    Net loss ............................     (238,541)    (26,504)    (265,045)
                                            ----------    --------   ----------

Balance - September 30, 2001 ............   $1,368,863    $161,900   $1,530,763
                                            ==========    ========   ==========


                       See notes to financial statements.

                                     5 of 13

                          AIRCRAFT INCOME PARTNERS L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                               FOR THE NINE MONTHS ENDED
                                                                              ----------------------------
                                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                                  2001           2000
                                                                              -----------    -----------
Cash Flows from Operating Activities:

Net loss ..................................................................   $  (265,045)   $   (99,830)

Adjustments to reconcile net loss to net cash used in operating activities:
       Other receivables ..................................................         1,323         34,560
       Accounts payable and accrued expenses ..............................        41,264        (15,535)
                                                                              -----------    -----------

Net cash used in operating activities .....................................      (222,458)       (80,805)
                                                                              -----------    -----------

Cash Flows from Investing Activities:

     Proceeds from sale of aircraft, net ..................................          --          573,982
                                                                              -----------    -----------

Cash provided by investing activities .....................................          --          573,982
                                                                              -----------    -----------

Cash Flows from Financing Activities:

     Distribution to Partners .............................................          --       (4,000,000)
                                                                              -----------    -----------

Cash used in financing activities .........................................          --       (4,000,000)
                                                                              -----------    -----------

Net decrease in cash and cash equivalents .................................      (222,458)    (3,506,823)

Cash and cash equivalents, beginning of period ............................     1,885,262      7,411,200
                                                                              -----------    -----------

Cash and cash equivalents, end of period ..................................   $ 1,662,804    $ 3,904,377
                                                                              ===========    ===========

                                     6 of 13

                          AIRCRAFT INCOME PARTNERS L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

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

      The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

      The general partner of the Partnership, Integrated Aircraft Fund Management Corp. ("IAFM"), is indirectly a wholly owned subsidiary of Presidio Capital Corp. ("Presidio"). Presidio is indirectly owned by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland Corporation, subject to the rights of the partners under the Agreement of the Limited Partnership ("Partnership Agreement"), Presidio controls the Partnership through its indirect ownership of all shares of IAFM.

      On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P (the "Agent") pursuant to which the Agent was retained and is compensated by Presidio to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

      As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership Agreement to, among other things, cause the Partnership to acquire an asset or file for bankruptcy. The General Partner does not believe that this relationship has or will have a material effect on the operations of the Partnership

      IAFM is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. No distributions were paid with respect to the nine months ended September 30, 2001.

      IAFM received $400,000 in distributions for the nine months ended September 30, 2000.

      In addition, IAFM receives the management fee provided for in the Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, IAFM did not earn any management fees for the nine months ended September 30, 2001 and 2000.


                                     7 of 13

                          AIRCRAFT INCOME PARTNERS L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

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

4.    DISTRIBUTION TO PARTNERS

      During February 2000, the Partnership declared and paid a $4,000,000 distribution to partners of record as of January 1, 2000. Of this amount, the limited partners collectively received $3,600,000 or $9.33 per Unit. No distributions were made for the nine months ended September 30, 2001.

5.    COMMITMENTS AND CONTINGENCIES

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

      The complaint seeks damages in an amount to be determined at trial but believed to be in excess of $3,000,000 arising out of Continental's i) failure to return the three DC9-32 aircraft in the return condition required by the lease and ii) failure to make a rent payment provided for in the lease. Continental has filed an answer denying the allegations in the complaint. The parties are currently in the expert discovery stage. Continental's motion for summary judgment on a substantial portion of the Registrant's claims was recently denied by the court.

      Two of the Partnership's DC9-32 aircraft were sold during 1999 and the remaining aircraft was sold on January 19, 2000.


                                     8 of 13

                          AIRCRAFT INCOME PARTNERS L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

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

      Liquidity and Capital Resources

      The Partnership sold its remaining aircraft on January 19, 2000. In this regard, once the outstanding legal issue against Continental Airlines, Inc. is settled (see below), it is anticipated that the general partner will prepare a final accounting, commence the dissolution and termination of the Partnership, and make a final distribution to the partners.

      The Partnership's level of liquidity based upon cash and cash equivalents decreased by $222,458 during the nine months ended September 30, 2001, as compared to December 31, 2000. The decrease is due to cash used in operations. At September 30, 2001, the Partnership had $1,662,804 in cash and cash equivalents which had been invested primarily in money market mutual funds.

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


                                     9 of 13

                          AIRCRAFT INCOME PARTNERS L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

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


                                    10 of 13

                          AIRCRAFT INCOME PARTNERS L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Recently Issued Accounting Standards (Continued)

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Partnership's results of operations.

      Results of Operations

      Net loss increased by $165,215 for the nine month period ended September 30, 2001 compared with the same period in the prior year, due to a decrease in revenues and increase in costs and expenses. Net loss increased by $38,623 for the three month period ended September 30, 2001, as compared with the same period in the prior year, due to a decrease in revenues that more than offset a decrease in costs and expenses.

      Revenues decreased by $134,355 for the nine month period ended September 30, 2001 compared with the same period in the prior year principally due to a decrease in interest income as a result of lower reserves available for investment due to the distributions made to partners during 2000. Other income increased due to an increase in transfer fees.

      Costs and expenses increased by $30,860 for the nine month period ended September 30, 2001 compared to the corresponding period of the prior year principally due to an increase in legal fees associated with the Continental Airlines matter, which is included in general and administrative expenses. Operating expense declined due to the sale of the remaining asset in January 2000.

      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.


                                    11 of 13

                          AIRCRAFT INCOME PARTNERS L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Reports on Form 8-K:

             No reports on Form 8-K were filed during the period ended September 30, 2001.


                                    12 of 13

                          AIRCRAFT INCOME PARTNERS L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

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

                        AIRCRAFT INCOME PARTNERS L.P.

                        BY:  Integrated Aircraft Fund Management Corp.
                             -----------------------------------------
                              General Partner

                           BY: /s/ Michael L. Ashner
                               ---------------------------
                                Michael L. Ashner
                                President and Director
                                (Principal Executive Officer)

                           BY: /s/ Carolyn B. Tiffany
                               ---------------------------
                                Carolyn B. Tiffany
                                Vice President and Treasurer
                                (Principal Financial and Accounting Officer)

                                 Dated: November 14, 2001


                                    13 of 13