Form 10KSB
period 2001-12-31
AIRCRAFT INCOME PARTNERS L P
filed 2002-03-28
CIK 826156

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

For the Fiscal Year Ended                                      Commission File
December 31, 2001                                              Number  0-17785
                                                                       -------

                          AIRCRAFT INCOME PARTNERS L.P.
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                            13-3430508
-------------------------------                           ------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                          Identification Number)


7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts        02114
-----------------------------------------------------------------      --------
(Address of principal executive offices)                             (Zip  Code)

Registrant's telephone number including area code:                (617) 570-4600
                                                                  --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $65,530.

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

Aircraft Income Partners L.P. (the "Registrant") was organized as a Delaware limited partnership on October 8, 1987. The general partner of the Registrant is Integrated Aircraft Fund Management Corp. (the "General Partner"). The General Partner is ultimately controlled by NorthStar Capital Investment Corporation, a Maryland corporation ("NorthStar"). See "Management/Employees" below.

In 1989, the Registrant sold, pursuant to a registration statement filed with the Securities Exchange Commission, 385,800 units of limited partnership interest (the "Units") for gross proceeds aggregating $192,900,000. The principal business of the Registrant is and has been to hold for investment and ultimately sell used commercial jet aircraft as wall as related engines and other aircraft parts. Substantially all of the net proceeds available for investment had been invested in 18 aircraft (including an undivided 47.92231% joint venture interest in one aircraft) that were leased to third parties for various terms. All of Registrant's aircraft have been sold or otherwise disposed of. See "Disposition of Aircraft" below.

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

MANAGEMENT/EMPLOYEES

Registrant does not have any employees. The business of the Registrant is managed by the General Partner, its affiliates and agents. On October 21, 1999, an affiliate of NorthStar and the then controlling entity of the General Partner entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Registrant and other entities affiliated with Registrant.

As a result of this agreement, the Agent has the duty to direct the day to day affairs of Registrant, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Registrant's assets, preparation of all reports, maintaining records and maintaining bank accounts of Registrant. The Agent is not permitted, however, without the consent of an affiliate of NorthStar, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause Registrant to sell or acquire an asset or file for bankruptcy protection.

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

         b. Year ended December 31, 2000

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

ITEM 2. DESCRIPTION OF PROPERTIES

None


ITEM 3. LEGAL PROCEEDINGS

During 1997, the lease of three McDonnell Douglas Model DC9-32 aircraft owned by Registrant was extended to September 1998 (2 aircraft) and December 1998 (one aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

Upon return, Registrant conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which Registrant is beneficiary, filed a complaint in the United States District Court, Southern District of New York against Continental Airlines, Inc. ("Continental"). Plaintiff seeks damages in an amount to be determined at trial arising from Continental's failure to return the three DC9-32 aircraft in the return condition required by the lease. On July 31, 2001, the Court denied Continental's motion for partial summary judgment. Trial has been scheduled for November 5, 2002.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no developed public market for the Units of the Registrant.

As of March 1, 2002, there were approximately 14,065 record holders of Units, owning an aggregate of 385,805 Units.

During the years ended December 31, 2001 and 2000, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:


DISTRIBUTION WITH RESPECT
TO QUARTER ENDED                          AMOUNT OF DISTRIBUTION PER UNIT (1)
----------------                         -----------------------------------
                                               2001                  2000
                                               ----                  ----
March 31                                     $--                   $9.33
June 30                                      $--                   $--
September 30                                 $--                   $--
December 31                                  $--                   $4.43

(1) The amounts listed represent distributions of cash from operations and cash from sales. (See Item 6, "Management's Discussion and Analysis or Plan of Operation", for information relating to Registrant's future distributions.)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ON PLAN OF OPERATIONS

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

The Registrant's level of liquidity based upon cash and cash equivalents decreased by $409,162 during the year ended December 31, 2001, as compared to December 31, 2000. The decrease is due to cash used in operations. At December 31, 2001, the Registrant had approximately $1,476,000 in cash and cash equivalents which had been invested primarily in money market mutual funds.

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

Upon return, the Registrant conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Registrant is beneficiary, filed a complaint in the United States District Court, Southern District of New York. The complaint seeks damages in an amount to be determined at trial arising out of Continental's failure to return the three DC9-32 aircraft in the return condition required by the lease. On July 31, 2001, the Court denied Continental's motion for partial summary judgment. Trial has been scheduled for November 5, 2002. Two of the Registrant's DC9-32 aircraft were sold during 1999 and the remaining aircraft was sold on January 19, 2000.

Inflation has not had a material effect on the Registrant's recent operations or financial condition and is not expected to have a material effect in the future. Except as discussed above, management is not aware of any other known trends, events commitments or uncertainties that will have a significant impact on liquidity.

Recently Issued Accounting Standards
------------------------------------

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

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

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but will rather be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not have a material effect on the Partnership's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's results of operations.

Results of Operations
---------------------

Net loss increased by $252,172 for the year ended December 31, 2001 compared to December 31, 2000, due to a decrease in revenues and an increase in costs and expenses.

Revenues decreased by $177,420 for the year ended December 31, 2001 compared to the prior year, due to a decrease in interest income. Interest income decreased for the year ended December 31, 2001 due to lower interest rates and lower reserves available for investment due to the distributions to partners in 2000.

Costs and expenses increased by $74,752 for the year ended December 31, 2001 compared to the prior year principally due to an increase in legal fees associated with the Continental Airlines matter, which is included in general and administrative expenses. Operating expense declined due to the sale of the remaining asset in January 2000.

Quantitative and Qualitative Disclosure about Market Risk
---------------------------------------------------------

The Registrant is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Registrant has no loans outstanding.

Item 7.  Financial Statements

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                     YEARS ENDED DECEMBER 31, 2001 and 2000
                     --------------------------------------

                                      INDEX
                                      -----

                                                                         Page


Independent Auditors' Report..............................................10

Financial Statements:

Balance Sheets as of December 31, 2001 and 2000...........................11

Statements of Operations for the Years Ended
     December 31, 2001 and 2000...........................................12

Statements of Partners' Equity for the Years Ended
     December 31, 2001 and 2000...........................................13

Statements of Cash Flows for the Years Ended
     December 31, 2001 and 2000...........................................14

Notes to Financial Statements.............................................15

                          Independent Auditors' Report
                          ----------------------------


To the Partners
Aircraft Income Partners L.P.


We have audited the accompanying balance sheets of Aircraft Income Partners L.P. (a limited partnership) (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aircraft Income Partners L.P. (a limited partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
February 11, 2002

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                                 BALANCE SHEETS
                                 --------------

                                                                                         DECEMBER 31,
                                                                          ------------------------------------------
                                                                                 2001                   2000
                                                                          --------------------   -------------------
ASSETS
------
Cash and cash equivalents                                                 $         1,476,100    $        1,885,262
Other receivables                                                                           -                 1,323
                                                                          --------------------   -------------------
           Total Assets                                                   $         1,476,100    $        1,886,585
                                                                          ====================   ===================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:

Accounts payable and accrued expenses                                     $           142,468    $           90,777
                                                                          --------------------   -------------------
           Total Liabilities                                                          142,468                90,777
                                                                          --------------------   -------------------

Commitments and Contingencies

Partners' Equity:

Limited partners' equity (385,805 units
   issued and outstanding)                                                          1,191,446             1,607,404
General partner's equity                                                              142,186               188,404
                                                                          --------------------   -------------------
           Total Partners' Equity                                                   1,333,632             1,795,808
                                                                          --------------------   -------------------
           Total Liabilities and Partners' Equity                         $         1,476,100    $        1,886,585
                                                                          ====================   ===================


                       See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                      2001                    2000
                                                               -------------------    ---------------------
Revenues:

    Interest                                                   $           65,530     $            242,950
                                                               -------------------    ---------------------
       Total revenues                                                      65,530                  242,950
                                                               -------------------    ---------------------
Costs and Expenses:

    General and administrative                                            527,706                  444,464
    Operating                                                                   -                    8,490
                                                               -------------------    ---------------------
       Total costs and expenses                                           527,706                  452,954
                                                               -------------------    ---------------------
    Net loss                                                   $         (462,176)    $           (210,004)
                                                               ===================    =====================
Net loss attributable to:

    Limited partners                                           $        (415,958)     $           (189,004)

    General partner                                                       (46,218)                 (21,000)
                                                               -------------------    ---------------------
                                                               $         (462,176)    $           (210,004)
                                                               ===================    =====================

Net loss per unit of limited partnership
    interest (385,805 units outstanding)                       $            (1.08)    $              (0.49)
                                                               ===================    =====================

                       See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------

                                                                 LIMITED                 GENERAL                 TOTAL
                                                                PARTNERS'               PARTNER'S              PARTNERS'
                                                                  EQUITY                 EQUITY                  EQUITY
                                                        ------------------------   --------------------   ---------------------
Balance - January 1, 2000                               $             7,105,085    $           799,404    $          7,904,489

    Net loss                                                           (189,004)               (21,000)               (210,004)

    Distributions to partners
    ($13.76 per limited partnership unit)                            (5,308,677)              (590,000)             (5,898,677)
                                                        ------------------------   --------------------   ---------------------

Balance - December 31, 2000                                           1,607,404                188,404               1,795,808

    Net loss                                                           (415,958)               (46,218)               (462,176)
                                                        ------------------------   --------------------   ---------------------

Balance - December 31, 2001                             $             1,191,446    $           142,186    $          1,333,632
                                                        ========================   ====================   =====================


                       See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                     2001                   2000
                                                               -------------------    ---------------------
Cash Flows from Operating Activities:

Net loss                                                       $         (462,176)    $           (210,004)

Adjustments to reconcile net loss to net cash used in operating activities:

    Changes in assets and liabilities:
       Accounts receivable                                                      -                   26,250
       Other receivables                                                    1,323                    6,987
       Accounts payable and accrued expenses                               51,691                  (24,476)
                                                               -------------------    ---------------------

Net cash used in operating activities                                    (409,162)                (201,243)
                                                               -------------------    ---------------------

Cash Flows from Investing Activities:

    Proceeds from sale of aircraft, net                                         -                  573,982
                                                               -------------------    ---------------------

Cash provided by investing activities                                           -                  573,982
                                                               -------------------    ---------------------

Cash Flows from Financing Activities:

    Distribution to partners                                                    -               (5,898,677)
                                                               -------------------    ---------------------

Cash used in financing activities                                               -               (5,898,677)
                                                               -------------------    ---------------------

Net decrease in cash and cash equivalents                                (409,162)              (5,525,938)

Cash and cash equivalents, beginning of period                          1,885,262                7,411,200
                                                               -------------------    ---------------------

Cash and cash equivalents, end of period                       $        1,476,100     $          1,885,262
                                                               ===================    =====================

                       See notes to financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


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

The general partner of the Partnership is Integrated Aircraft Fund Management Corp. (the "General Partner"), which is ultimately indirectly owned by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation.

On October 21, 1999, Presidio Capital Corp. ("Presidio"), an affiliate of NorthStar, entered into a Services Agreement with AP-PCC III, L.P (the "Agent") pursuant to which the Agent was retained and is compensated by Presidio to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

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

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


2.   Summary of Significant Accounting Policies

Cash and Cash Equivalents
-------------------------

For the purpose of the statements of cash flows, the Partnership considers all short-term investments, which have original maturity of three months or less to be cash equivalents. Substantially all of the Partnership's cash and cash equivalents are held at one financial institution.

Fair Value of Financial Instruments
-----------------------------------

The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

Net Income and Distributions per Unit of Limited Partnership Interest
---------------------------------------------------------------------

Net income (loss) and distribution per unit of limited partnership interest are computed based upon the number of outstanding units (385,805) during the year.

Income Taxes
------------

No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income or losses, which could affect the tax liability of the individual partners.

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


2.   Summary of Significant Accounting Policies (Continued)

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards
------------------------------------

The Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

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

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but will rather be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not have a material effect on the Partnership's financial statements.

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


2.   Summary of Significant Accounting Policies (Continued)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's results of operations.

3.   Conflicts of Interest and Transactions with Related Parties

The General Partner is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. The General Partner received approximately $590,000 in distributions for the year ended December 31, 2000. No distributions were paid with respect to the year ended December 31, 2001.

In addition, the General Partner receives the management fee provided for in the Limited Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, the General Partner did not earn any management fees for the years ended December 31, 2001 and 2000.

4.   Aircraft Sales

On January 19, 2000, the Partnership sold to an unaffiliated third party its sole remaining aircraft, a McDonnell Douglas DC9-30, for gross proceeds of $650,000. Costs associated with the sale amounted to approximately $77,000. At the time of the sale, the aircraft had a net carrying value of approximately $574,000.

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


5.   Reconciliation of Net Loss and Net Assets per Financial Statements to
     Tax Basis

The principal differences between the financial statements and the tax basis of accounting have been accelerated depreciation. A reconciliation of net loss per financial statements to the tax basis of accounting is as follows:

                                                                               Years Ended December 31,
                                                                        ----------------------------------------
                                                                              2001                  2000
                                                                        -----------------    -------------------
         Net loss per financial statements                               $     (462,176)      $       (210,004)
         Difference between financial statements
            and tax basis depreciation                                                 -                573,987
                                                                        -----------------    -------------------
         Net (loss) income per tax basis                                 $     (462,176)      $         363,983
                                                                        =================    ===================

The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                                                              Years Ended December 31,
                                                                     --------------------------------------------
                                                                            2001                    2000
                                                                     -------------------    ---------------------
          Net assets per financial statements                         $       1,333,632       $        1,795,808
          Syndication costs                                                  22,665,750               22,665,750
                                                                     -------------------    ---------------------
          Net assets per tax basis                                    $      23,999,382       $       24,461,558
                                                                     ===================    ==== ================

6.   Commitments and Contingencies

Tax Assessment
--------------

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

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


5.   Commitments and Contingencies (Continued)

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

The Partnership reached a settlement with Aloha and Hawaiian pursuant to which Aloha and Hawaiian agreed to indemnify the Partnership for any costs it may ultimately incur.

Continental Airlines, Inc.
--------------------------

During 1997, the leases of three McDonnell Douglas Model DC9-32 aircraft owned by the Partnership and leased to Continental Airlines, Inc. ("Continental") were extended to September 1998 (2 aircraft) and December 1998 (1 aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

Upon return, Registrant conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which Registrant is beneficiary, filed a complaint in the United States District Court, Southern District of New York against Continental Airlines, Inc. ("Continental"). Plaintiff seeks damages in an amount to be determined at trial arising from Continental's failure to return the three DC9-32 aircraft in the return condition required by the lease. On July 31, 2001, the Court denied Continental's motion for partial summary judgment. Trial has been scheduled for November 5, 2002.

Two of the Partnership's DC9-32 aircraft were sold during 1999 and the remaining aircraft was sold on January 19, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective July 28, 2000, the Registrant dismissed its prior Independent Auditors, Hays & Company (the "Prior Auditors"). Hays & Company's auditors' report on the balance sheets of Aircraft Income Partners L.P. as of and for years ended December 31, 1999 and 1998, and the related statements of operations, partner's equity and cash flows for each of the three years in the period ended December 31, 1999, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change Independent Auditors was approved by the Registrant's managing general partner's directors. During calendar year ended 1998 and 1999 and through July 28, 2000, there were no disagreements between the Registrant and the Prior Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of the Prior Auditors.

     Effective October 25, 2000, the Registrant engaged Imowitz Koenig & Co., LLP. as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Co., LLP. regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K prior to October 25, 2000.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

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

     Michael L. Ashner, age 49, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner also currently serves as a Director of Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

     David G. King, Jr., 39, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. He is also a Vice President of the General Partner. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies (USA).

     Peter Braverman, age 50, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries.

     Lara K. Sweeney, age 29, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

     Carolyn Tiffany, age 35, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

Each director and officer of the General Partner will hold office until the next annual meeting of stockholders of the General Partner and until his successor is elected and qualified.

In addition, each of the foregoing officers and directors other than Mr. King hold similar positions with Newkirk MLP Corp., GFB-AS Manager Corp. and Winthrop Financial Associates, entities that through one or more subsidiaries manage over 200 limited partnerships that hold title to real property including, commercial properties, residential properties and assisted living facilities.

There are no family relationships among the officers and directors of the General Partner.

ITEM 10. EXECUTIVE COMPENSATION

Registrant is not required to pay any compensation to the officers or directors of the General Partner. The General Partner does not currently pay any compensation to any of its officers or directors.

Certain officers and directors of the General Partner receive compensation from affiliates of the General Partner (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant; however, the General Partner believes that any compensation attributable to such services performed for Registrant is immaterial. See Item 12 "Certain Relationships and Related Transactions".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners.

     No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2002.

     (b) Security Ownership of Management.

     At March 1, 2002, the General Partner, NorthStar and their affiliates, officers and directors owned as a group 2,519 Units representing less than 1% of the total number of Units outstanding.

     (c) Changes in Control.

     There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director or officer of the General Partner received any direct remuneration from Registrant during the year ended December 31, 2001.

The General Partner did not receive management fees for the performance of management services during 2001.

The General Partner's share of Registrant's taxable income (loss) for the years ended December 31, 2001 and 2000 amounted to ($46,218) and $36,398, respectively.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2002.

AIRCRAFT INCOME PARTNERS L.P.

By:  INTEGRATED AIRCRAFT FUND MANAGEMENT CORP.
     General Partner
                                                                   DATE
                                                                   ----

By:  /s/ Michael L. Ashner                                     March 27, 2002
     ------------------------------
     Michael L. Ashner
     President and Director


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


      SIGNATURE                     TITLE                             DATE
      ---------                     -----                             ----


/s/ Michael L. Ashner         Director and President             March 27, 2002
-------------------------
Michael L. Ashner

/s/ Carolyn Tiffany           Vice President and Treasurer       March 27, 2002
-------------------------
Carolyn Tiffany

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

           Note: substantially identical leases in all material respects except for the dates of term and rental amounts cover the equipment described under "Properties" as purchased on April 20, 1988 and the McDonnell Douglas DC-9-32 aircraft purchased on May 13, 1988.(1)

10.4 Form of Lease Agreement I between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.(2)

10.5 Form of Lease Agreement II between First Security Bank of Utah, N.A., as trustee, and Aloha Airlines, Inc.(2)

10.6 Form of Lease Agreement between First Security Bank of Utah, N.A., as trustee, and Hawaiian Airlines, Inc.(3)

10.7       Lease Agreement dated January 5, 1993 between First Security Bank of
           Utah, N.A., as trustee, and Continental Airlines, Inc.(4)

10.8       Participation Agreement dated January 5, 1993 between First Security
           Bank of Utah, N.A., as trustee, Registrant and Continental Airlines,
           Inc.(4)

10.9       Amendment dated as of December 1, 1993 to Lease Agreement II between
           First Security Bank of Utah, N.A., as trustee, and Aloha Airlines,
           Inc.(5)

10.10 Lease Amendment, dated January 1, 1997, between First Security Bank of Utah N.A., as Trustee, and Hawaiian Airlines, Inc.(6)



10.11      Lease Amendment and Extension Agreement, dated June 24, 1996, between
           First Security Bank of Utah N.A., as Trustee, and American Trans Air,
           Inc. (6)

10.12      Lease Amendment and Extension Agreement, dated July 29, 1996, between
           First Security Bank of Utah N.A., as Trustee, and Aloha Airlines,
           Inc.(6)

16.        Letter dated July 31, 2000 from Hays & Company.(7)

28         Prospectus of Registrant dated February 29, 1988, as supplemented by
           Supplements dated May 20, 1988, August 16, 1988, November 4, 1988,
           January 6, 1989 and February 28, 1989 filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933.(1)


-------------------------

     (1) Filed as an exhibit to Registrant's Registration Statement on Form S-1
         (33-18891), and incorporated herein by reference.

     (2) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.

     (3) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference.

     (4) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

     (5) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

     (6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

     (7) Filed as an exhibit to Registrant's Current Report on Form 8-K dated
         July 28, 2000.