Form 10QSB
period 2002-03-31
AIRCRAFT INCOME PARTNERS L P
filed 2002-05-15
CIK 826156

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-17785

                          Aircraft Income Partners L.P.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)


               Delaware                                13-3430508
----------------------------------------  --------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

      7 Bulfinch Place, Boston MA                        02114
----------------------------------------  --------------------------------------
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








                                     1 of 12

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2002
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                    MARCH 31,       DECEMBER 31,
                                                      2002              2001
                                                  ----------        ----------

Assets

Cash and cash equivalents                         $1,463,613        $1,476,100
                                                  ----------        ----------

    Total Assets                                  $1,463,613        $1,476,100
                                                  ==========        ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses             $  151,615        $  142,468
                                                  ----------        ----------

       Total Liabilities                             151,615           142,468
                                                  ----------        ----------

Commitments and Contingencies

Partners' Equity:

Limited partners' equity (385,805 units
   issued and outstanding)                         1,171,975         1,191,446
General partner's equity                             140,023           142,186
                                                  ----------        ----------

       Total Partners' Equity                      1,311,998         1,333,632
                                                  ----------        ----------

       Total Liabilities and Partners' Equity     $1,463,613        $1,476,100
                                                  ==========        ==========






                       See notes to financial statements.

                                     2 of 12

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2002



STATEMENTS OF OPERATIONS (UNAUDITED)
                                                FOR THE THREE MONTHS ENDED
                                                MARCH 31,         MARCH 31,
                                                  2002              2001
                                               ---------         ---------

Revenues:

    Interest                                   $   6,014         $  24,738
    Other income                                   5,600             6,400
                                               ---------         ---------

       Total revenues                             11,614            31,138
                                               ---------         ---------

Costs and Expenses:

    General and administrative                    33,248           164,372
                                               ---------         ---------

       Total costs and expenses                   33,248           164,372
                                               ---------         ---------

       Net loss                                $ (21,634)        $(133,234)
                                               =========         =========

Net loss attributable to:

       Limited partners                        $ (19,471)        $(119,911)

       General partner                            (2,163)          (13,323)
                                               ---------         ---------

                                               $ (21,634)        $(133,234)
                                               =========         =========

Net loss per unit of limited partnership
    interest (385,805 units outstanding)       $   (0.05)        $   (0.31)
                                               =========         =========





See notes to financial statements.

                                     3 of 12

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2002


STATEMENT OF PARTNERS' EQUITY (UNAUDITED)





                                Limited            General               Total
                               Partners'          Partner's            Partners'
                                Equity             Equity               Equity
                             -----------        -----------         -----------

Balance - January 1, 2002    $ 1,191,446        $   142,186         $ 1,333,632

   Net loss                      (19,471)            (2,163)            (21,634)
                             -----------        -----------         -----------

Balance - March 31, 2002     $ 1,171,975        $   140,023         $ 1,311,998
                             ===========        ===========         ===========






















                       See notes to financial statements.

                                     4 of 12

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2002

STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                          FOR THE THREE MONTHS ENDED
                                                         MARCH 31,           MARCH 31,
                                                           2002                2001
                                                      -----------         -----------
Cash Flows from Operating Activities:

Net loss                                              $   (21,634)        $  (133,234)

    Changes in assets and liabilities:
       Accounts payable and accrued expenses                9,147              81,974
                                                      -----------         -----------

Net cash used in operating activities                     (12,487)            (51,260)
                                                      -----------         -----------

Net decrease in cash and cash equivalents                 (12,487)            (51,260)

Cash and cash equivalents, beginning of period          1,476,100           1,885,262
                                                      -----------         -----------

Cash and cash equivalents, end of period              $ 1,463,613         $ 1,834,002
                                                      ===========         ===========




















                       See notes to financial statements.

                                     5 of 12

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2002

                          NOTES TO FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL INFORMATION

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Aircraft Income Partners L.P. (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2001. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2001 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

         The General Partner is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. No distributions were paid to the General Partner with respect to the three months ended March 31, 2002.

         In addition, the General Partner receives the management fee provided for in the Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, the General Partner did not earn any management fees for the three months ended March 31, 2002 and 2001.


                                     6 of 12

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2002

                          NOTES TO FINANCIAL STATEMENTS


3.       COMMITMENTS AND CONTINGENCIES

         During 1997, the leases of three McDonnell Douglas Model DC9-32 aircraft owned by the Partnership and leased to Continental Airlines, Inc. ("Continental") were extended to September 1998 (2 aircraft) and December 1998 (1 aircraft) at a rental of $52,500 per month, per aircraft. Two of the aircraft were returned in September 1998 and the third aircraft was returned in December 1998.

         Upon return, the Partnership conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which the Partnership is beneficiary, filed a complaint in the United States District Court, Southern District of New York against Continental. Plaintiff seeks damages in an amount to be determined at trial arising from Continental's failure to return the three DC9-32 aircraft in the return condition required by the lease. On July 31, 2001, the Court denied Continental's motion for partial summary judgment. Trial has been scheduled for November 5, 2002.

         Two of the Partnership's DC9-32 aircraft were sold during 1999 and the remaining aircraft was sold during 2000.























                                     7 of 12

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2002


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

         Liquidity and Capital Resources

         The Registrant sold its remaining aircraft during January 2000. In this regard, once the outstanding legal issue against Continental Airlines, Inc. is resolved (see below), it is anticipated that the general partner will prepare a final accounting, commence the dissolution and termination of the Registrant, and make a final distribution to partners.

         The Partnership's level of liquidity based upon cash and cash equivalents decreased by $12,487 during the three months ended March 31, 2002, as compared to December 31, 2001. The decrease is due to cash used in operations. At March 31, 2002, the Partnership had $1,463,613 in cash and cash equivalents which had been invested primarily in money market mutual funds.

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






                                     8 of 12

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

         Liquidity and Capital Resources (Continued)

         Upon return, Registrant conducted inspections of the aircraft to ascertain whether the return conditions of the lease were satisfied. On May 5, 1999, First Security Bank, N.A., acting not in its individual capacity, but solely as trustee under a trust agreement in which Registrant is beneficiary, filed a complaint in the United States District Court, Southern District of New York against Continental. Plaintiff seeks damages in an amount to be determined at trial arising from Continental's failure to return the three DC9-32 aircraft in the return condition required by the lease. On July 31, 2001, the Court denied Continental's motion for partial summary judgment. Trial has been scheduled for November 5, 2002.

         Two of the Partnership's DC9-32 aircrafts were sold during 1999 and the remaining aircraft was sold during 2000.

         Recently Issued Accounting Standards

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. This statement will not have a material effect on the Partnership's results of operations.


                                     9 of 12

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

         Results of Operations

         Net loss decreased by $111,600 for the three month period ended March 31, 2002 compared to March 31, 2001, due to decreases in revenues and in costs and expenses.

         Revenues decreased by $19,524 for the three month period ended March 31, 2002 compared to the corresponding period of the prior year principally due to a decrease in interest income as a result of lower interest rates. Other income decreased due to a decrease in transfer fees.

         Costs and expenses decreased by $131,124 for the three month period ended March 31, 2002 compared to the corresponding period of the prior year principally due to a decrease in legal fees associated with the Continental Airlines matter and a decrease in investor relations expense.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

























                                    10 of 12

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2002



PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits:

                  None.


         (b)      Reports of Form 8-K:

                  No reports on Form 8-K were filed during the period ended March 31, 2002.






























                                    11 of 12

                          AIRCRAFT INCOME PARTNERS L.P.

                           FORM 10-QSB MARCH 31, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AIRCRAFT INCOME PARTNERS L.P.


                          BY: Integrated Aircraft Fund Management Corp. General Partner



                                BY: /s/ Michael L. Ashner
                                    --------------------------------------------
                                    Michael L. Ashner
                                    President and Director
                                    (Principal Executive Officer)


                                BY: /s/ Carolyn B. Tiffany
                                    --------------------------------------------
                                    Carolyn B. Tiffany
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)






                                    Dated:  May 14, 2002










                                    12 of 12