Form 10QSB
period 2002-06-30
AIRCRAFT INCOME PARTNERS L P
filed 2002-08-14
CIK 826156

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    ----------

                         Commission file number 0-17785

                          Aircraft Income Partners L.P.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

                    Delaware                                            13-3430508
--------------------------------------------------         ------------------------------------
        (State or other jurisdiction of                    (I.R.S. Employer Identification No.)
         incorporation or organization)

          7 Bulfinch Place, Boston MA                                      02114
--------------------------------------------------         ------------------------------------
    (Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code                    (617) 570-4600
                                                           ------------------------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---










                                     1 of 14

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                   JUNE 30,        DECEMBER 31,
                                                     2002              2001
                                                -------------     -------------
ASSETS
------

Cash and cash equivalents                       $   1,436,328     $   1,476,100
                                                -------------     -------------

   Total Assets                                 $   1,436,328     $   1,476,100
                                                =============     =============
LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:

Accounts payable and accrued expenses           $     166,048     $     142,468
                                                -------------     -------------

   Total Liabilities                                  166,048           142,468
                                                -------------     -------------
Commitments and Contingencies

Partners' Equity:

Limited partners' equity (385,805 units
 issued and outstanding)                            1,134,429         1,191,446
General partner's equity                              135,851           142,186
                                                -------------     -------------

   Total Partners' Equity                           1,270,280         1,333,632
                                                -------------     -------------

   Total Liabilities and Partners' Equity       $   1,436,328     $   1,476,100
                                                =============     =============





                       See notes to financial statements.

                                     2 of 14

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


STATEMENTS OF OPERATIONS (UNAUDITED)              FOR THE SIX MONTHS ENDED
                                                   JUNE 30,        JUNE 30,
                                                     2002            2001
                                                 -----------     -----------
Revenues:

   Interest                                      $    11,605     $    42,759
   Other income                                        5,600           6,400
                                                 -----------     -----------

      Total revenues                                  17,205          49,159
                                                 -----------     -----------
Costs and Expenses:

   General and administrative                         80,557         278,290
                                                 -----------     -----------

      Total costs and expenses                        80,557         278,290
                                                 -----------     -----------

   Net loss                                      $   (63,352)    $  (229,131)
                                                 ===========     ===========

Net loss attributable to:

   Limited partners                              $   (57,017)    $  (206,218)

   General partner                                    (6,335)        (22,913)
                                                 -----------     -----------

                                                 $   (63,352)    $  (229,131)
                                                 ===========     ===========
Net loss per unit of limited partnership
   interest (385,805 units outstanding)          $     (0.15)    $     (0.53)
                                                 ===========     ===========








                       See notes to financial statements.

                                     3 of 14

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                    JUNE 30,        JUNE 30,
                                                      2002            2001
                                                  ------------    ------------
Revenues:

   Interest                                       $      5,591    $     18,021
                                                  ------------    ------------

      Total revenues                                     5,591          18,021
                                                  ------------    ------------
Costs and Expenses:

   General and administrative                           47,309         113,918
                                                  ------------    ------------

      Total costs and expenses                          47,309         113,918
                                                  ------------    ------------

   Net loss                                       $    (41,718)   $    (95,897)
                                                  ============    ============
Net loss attributable to:

   Limited partners                               $    (37,546)   $    (86,307)

   General partner                                      (4,172)         (9,590)
                                                  ------------    ------------

                                                  $    (41,718)   $    (95,897)
                                                  ============    ============
Net loss per unit of limited partnership
   interest (385,805 units outstanding)           $      (0.10)   $      (0.22)
                                                  ============    ============









                       See notes to financial statements.

                                     4 of 14

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                                     LIMITED        GENERAL         TOTAL
                                    PARTNERS'      PARTNER'S       PARTNERS'
                                     EQUITY          EQUITY         EQUITY
                                  ------------    -----------    ------------


Balance - January 1, 2002         $  1,191,446    $   142,186    $  1,333,632

   Net loss                            (57,017)        (6,335)        (63,352)
                                  ------------    -----------    ------------

Balance - June 30, 2002           $  1,134,429    $   135,851    $  1,270,280
                                  ============    ===========    ============



















                       See notes to financial statements.

                                     5 of 14

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      FOR THE SIX MONTHS ENDED
                                                       JUNE 30,       JUNE 30,
                                                         2002           2001
                                                     -----------    -----------
Cash Flows from Operating Activities:

Net loss                                             $   (63,352)   $  (229,131)

Adjustments to reconcile net loss to net cash
 used in operating activities:
   Changes in assets and liabilities:
     Other receivables                                     -              1,323
     Accounts payable and accrued expenses                23,580          3,597
                                                     -----------    -----------

Net cash used in operating activities                    (39,772)      (224,211)
                                                     -----------    -----------

Net decrease in cash and cash equivalents                (39,772)      (224,211)

Cash and cash equivalents, beginning of period         1,476,100      1,885,262
                                                     -----------    -----------

Cash and cash equivalents, end of period             $ 1,436,328    $ 1,661,051
                                                     ===========    ===========














                       See notes to financial statements.

                                     6 of 14

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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

         The results of operations for the six and three months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

         The General Partner is entitled to a 10 percent interest in the net income, loss and distributions from operations and cash from sales. No distributions were paid to the General Partner with respect to the six months ended June 30, 2002.

         In addition, the General Partner receives the management fee provided for in the Partnership Agreement which is equal to 4% of Distributions of Cash from Operations from Operating Leases and 2% of Distributions of Cash from Operations from Full Payout Leases, as such terms are defined in the Limited Partnership Agreement. In conjunction with such services, the General Partner did not earn any management fees for the six months ended June 30, 2002 and 2001.


                                     7 of 14

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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


















                                     8 of 14

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
         ----------------------------------------------------------------------
         OPERATION
         ---------

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

         The Partnership's level of liquidity based upon cash and cash equivalents decreased by $39,772 during the six months ended June 30, 2002, as compared to December 31, 2001. The decrease is due to cash used in operations. At June 30, 2002, the Partnership had $1,436,328 in cash and cash equivalents which had been invested primarily in money market mutual funds.

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








                                     9 of 14

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
         -----------------------------------------------------------------------
         OPERATION (CONTINUED)
         ---------------------

         Liquidity and Capital Resources (Continued)
         -------------------------------------------

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

         Recently Issued Accounting Standards
         ------------------------------------

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


                                    10 of 14

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
         ----------------------------------------------------------------------
         OPERATION (CONTINUED)
         ---------------------

         Recently Issued Accounting Standards (Continued)
         ------------------------------------------------

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt an amendment of Accounting Principles Board Opinion ("APB") No. 30 "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements (an amendment of FASB No. 4)"is no longer necessary because FASB No. 4 has been rescinded. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

         Results of Operations
         ---------------------

         Net loss decreased by $165,779 for the six month period ended June 30, 2002 compared to June 30, 2001, due to decreases in revenues and in costs and expenses. Net loss decreased by $54,179 for the three months period ended June 30, 2002 as compared to June 30, 2001, due to decreases in revenues and cost and expenses.

         Revenues decreased by $31,954 for the six month period ended June 30, 2002 compared to the corresponding period of the prior year principally due to a decrease in interest income as a result of lower interest rates. Other income decreased due to a decrease in transfer fees.

         Costs and expenses decreased by $197,733 for the six month period ended June 30, 2002 compared to the corresponding period of the prior year principally due to a decrease in legal fees associated with the Continental Airlines matter and a decrease in investor relations expense.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

         The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.



                                    11 of 14

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


PART II - OTHER INFORMATION
---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (a)   Exhibits:

               99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)   Reports of Form 8-K:

               No reports on Form 8-K were filed during the quarter ended June 30, 2002.

















                                    12 of 14

                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

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


                          AIRCRAFT INCOME PARTNERS L.P.
                          -----------------------------

                          BY:  Integrated Aircraft Fund Management Corp.
                               -----------------------------------------
                               General Partner



                               BY: /s/ Michael L. Ashner
                                   -----------------------------------
                                   Michael L. Ashner
                                   President and Director
                                   (Principal Executive Officer)


                               BY: /s/ Carolyn B. Tiffany
                                   -----------------------------------
                                   Carolyn B. Tiffany
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)






                                   Dated: August 14, 2002










                                    13 of 14